Form 10KSB
period 1999-12-31
BROWSESAFE COM INC
filed 2000-04-06
CIK 1088464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File Number 0-22182

                              BROWSESAFE.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                             35-2090110
        -------------------------------        -------------------------
        (State or other jurisdiction of        (I.R.S. Empl. Ident. No.)
         incorporation or organization)

               7202 East 87th Street, Indianapolis, Indiana 46256

               (Address of principal executive offices) (Zip Code)

                                 (317) 915-9301

                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $865.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 6, 2000 was $36,095,566 based on a closing bid price of $5.25 as reported on the National Quotation Bureau "Pink Sheets."

At March 6, 2000, 18,075,346 shares of common stock, par value $.001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I
ITEM 1.  Description of Business                                            3
ITEM 2.  Description of Property                                           17
ITEM 3.  Legal Proceedings                                                 17
ITEM 4.  Submission of Matters to a Vote of Security Holders               18

                                     PART II

ITEM 5.  Market for Common Equity and Related                              18
           Stockholder Matters
ITEM 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             18
ITEM 7.  Financial Statements                                              23
ITEM 8.  Changes in and Disagreements with Accountants on                  23
           Accounting and Financial Disclosure

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;     24
           Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation                                            26
ITEM 11. Security Ownership of Certain Beneficial Owners and Management    29
ITEM 12. Certain Relationships and Related Transactions                    30

ITEM 13. Exhibits and Reports on Form 8-K                                  32

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that we can review sites accurately and on a timely basis due to the explosive growth of the Internet, significant competition, the uncertainty of protecting our intellectual property, uncertainty as to indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Products and Services.

     BrowseSafe is a web content review Company whose web program tool is called "PlanetGood". PlanetGood is not a filter or blocker. The families, schools and businesses using PlanetGood will be afforded Internet safety while still having the freedom to choose the content they determine is appropriate for themselves and their children. PlanetGood is a browsing device that includes a world-wide site submission and review process and offers continual updating for its users.

     PlanetGood offers several levels or modes of protection when viewing the
Internet: (1) a mode called "PlanetWow" designed to direct children 10 and under to educational and fun web sites; (2) a level called "PlanetCool" to direct teens aged 11 to 16 to sites appropriate for teens; and (3) a level called "PlanetHome" that allows adults to reach sites consistent with adult interests.

     PlanetGood compliments or replaces existing browsers, such as Microsoft Internet Explorer or Netscape Navigator, with a PlanetGood customized version of these browsers. PlanetGood installs a client-side program called PlanetGood Stealth which can be customized by the parent (or teacher, system administrator, librarian) and it runs transparently on the personal computer. The Stealth program empowers the parent to allow or disallow non-protected browsers, chat programs and audio or video utilities and has a selectable parental bypass feature. PlanetGood can also be installed in networked environments.

     Once installed on a personal computer or in a networked environment, the user is prompted to type in their personalized user name and password and is directed to the PlanetGood's server-side technology. This technology allows parents the flexibility to customize the Internet sites available to each member of the family, depending upon their personal preferences and the ages of their children. Parents are empowered to choose the web content by selecting browsing variables for each member of their family. They also benefit from parental controls such as "site preview" and "site over-ride" so they can further customize the content and time frames for their children to view individual web sites.

     Each site which is available on PlanetGood is personally reviewed by BrowseSafe's trained staff. A basic principle which governs BrowseSafe is that the site review system is the only process that can insure accuracy. An illustration of this feature is the area of nudity and sexual language. On the web, these topics are seen in many forms and technology alone cannot decipher the vast differences that may occur between a pornographic site, a photography studio site containing nude pictures, a medical sexual anatomy site, a 16th century art site containing nude paintings, a medical site containing sexually related diagrams, a lingerie and intimate apparel site or sites that simply discuss mature sexual language in an explicit way without any graphics or pictures whatsoever. The only reliable way to properly analyze these diverse sites is through human review. Further, without human review, there is no other accurate way to segment a site so that parents can allow access to certain areas of a site but restrict access to other areas of the site that they deem to be inappropriate.

     During the review process, each site is given a topic and, if applicable, may also be assigned a combination of any of the following characteristics:
Alcohol, Alternative Lifestyles, Art - Nudity, Chat, Extreme Beach / Intimate Apparel, Firearms and Hunting, Gambling, Games, Illegal Drugs, Jokes & Humor, Mature Sexual Language, Mature Subject Matter, Medical Anatomy, Medical Terminology - Sexual, Message Boards, Music, New Age / Eastern Religions, News, Occult, Ordering on-line, Paranormal, Personal Web Pages, Pop-Culture, Profanity
- Excessive, Profanity - Mild, Reviews & Critiques, Science-Fiction, Search Engine, Sports, Television & Movies, Tobacco, Video or Audio, Violence - Mild, Violence - Moderate and Violence - Excessive.

     For a web site to be accessible to any PlanetWow or PlanetCool account, the site must have been reviewed and assigned a topic and, if appropriate, applicable characteristics. If a PlanetWow or PlanetCool user wants to go to a site that has not been reviewed, they can immediately submit the site for review or the parent can preview the site to determine whether to allow access by a child until the site has been reviewed by the BrowseSafe reviewer. Users of PlanetHome may opt for the same level of security as either PlanetWow or PlanetCool. In the alternative, the parent may utilize "Free Roam Browsing" or choose to bypass the PlanetGood system altogether.

In order to stay ahead of demand, the Company has a review capacity of 10,500 sites per week as of March, 2000, with a goal of 25,000 by the second quarter of 2000. In order to grow to this capacity, the Company intends to triple the size of its site review team.

     In addition, BrowseSafe is developing a fourth product that is currently a pilot program scheduled for full release later in 2000 under the name "PlanetGood Enterprise". This business productivity tool will be functionally different than BrowseSafe's home product, however, it can be customized by each business to give an unlimited number of employees predetermined safe access to the Internet. PlanetGood Enterprise will have full reporting capabilities by individual employee and will be easily managed by the business owner or system administrator.

Employees and Training.

As of March, 2000, BrowseSafe has 13 full-time employees, including executive officers. It also has 27 part-time employees and 26 outside sales representatives. The Company does not have any agreements with labor unions, and experiences a low turnover rate among its employees and independent contractors. All of the employees are required to complete in-house training programs which include an orientation, review of standard operating procedures manual, seminars in updated and new techniques and information and regular performance reviews.

     The review staff is provided with an initial intensive training program that consists of an overview of the Company, its policies, products and the basic technology, including topics and characteristics training. Reviewers must then complete several rigorous training sessions interacting with BrowseSafe's proprietary technology and incorporating the human interaction necessary to provide accuracy in the content review process.

     During and after completion of training, each reviewer is monitored by and in contact with their site review manager. New reviewers are evaluated by managers and based on their level of competency, may receive more responsibilities in the review process. The most efficient and competent reviewers may move on to become site review managers and take on the added tasks that are required by the site review manager's job description. Site reviewers are regularly monitored for accuracy and further training is assigned as warranted.

Competition.

     The Company under its business plan, which was completed in September, 1999, will be competing for a share of the Internet safety browser business dominated presently by a number of large, full-service organizations. The principal competitors include Cyber Patrol, Cyber Sitter, Net Nanny and Surf Watch. Most Internet filters merely provide a list of prohibited web sites and are weakened by changes in the Internet and by clever users who learn how to circumvent them. PlanetGood provides a positive list of sites that have been reviewed for content and are updated on BrowseSafe servers for all users to freely access. Every web site viewable through "PlanetGood" has been viewed and characterized for content by the Company's staff review team - sites are not determined to be "good" or "bad", they are simply reviewed objectively for the content actually contained on the site.

Business Development.

BrowseSafe, LLC was formed as an Indiana limited liability company in the first quarter of 1998 in Indianapolis, Indiana, as a result of a growing demand by families and businesses for a safe Internet browser. On July 28, 1998, BrowseSafe.com, Inc. was incorporated as a Nevada corporation but conducted no operations and had no assets until May, 1999.

In contemplation of the share exchange with Motioncast Television Corporation of America described below, BrowseSafe, LLC and BrowseSafe.com, Inc. entered into an Asset & Liability Contribution Agreement in May, 1999. The other parties to the Asset & Liability Contribution Agreement were Minati Financial, Inc., Torquay Holdings, Ltd.,Vista Financial Corp., El Coyote Capital Corp., Jupiter Financial Services, Inc., Kyline Investment Corp., Chariot Group, Ltd., Sid-Barney, Inc., Sterling Overseas Investments SA, Albury Capital Corp., Eivissa Capital Corp., Hemisphere & Associates, Ltd., Barisal Capital Corporation and Fergus Capital Corporation (collectively the "Funding Group").

Pursuant to the Asset & Liability Contribution Agreement, the Funding Group agreed to contribute or cause to be contributed the following funds to BrowseSafe.com, Inc. $27,380 upon execution of the Agreement; $300,000 on or before June 10, 1999; and $1,500,000 not later than November 30, 1999.

In exchange, BrowseSafe.com, Inc. agreed to issue 2,738,000 shares of its common stock to the Funding Group. In addition, BrowseSafe, LLC agreed to contribute all of its assets and liabilities, including its intellectual property to BrowseSafe.com, Inc. in exchange for 11,200,000 shares of its common stock. For accounting purposes BrowseSafe LLC was treated as the acquirer. All transferred assets and liabilities were recorded at their historical cost.

The primary business reasons for the Asset and Liability Contribution Agreement were: 1) to raise additional funds for the operation of the business; and 2) to contribute all assets to an entity that could then be merged into a corporation whose stock was listed on the OTC Bulletin Board (a limited liability company could not be merged into a corporation). At the time of the execution of the Asset & Liability Contribution Agreement it was contemplated that the merger candidate would be Motioncast Television Corporation of America.

Effective as of June 24, 1999, BrowseSafe.com, Inc. and its shareholders, BrowseSafe, LLC and the Funding Group, entered into a Share Exchange Agreement with Motioncast. Motioncast was a Nevada corporation incorporated on June 8, 1990, whose stock was listed on the OTC Bulletin Board under the trading symbol MCTV. As of the date of the share exchange, Motioncast had no operations, had assets consisting of only of cash and had minimal liabilities. Motioncast was considered a development stage company.

The Share Exchange Agreement provided that 13,938,000 shares of the common stock of BrowseSafe.com, Inc. would be exchanged for 13,938,000 shares of the common stock of Motioncast. In addition, the Share Exchange Agreement provided for: a) representations and warranties by BrowseSafe.com, Inc. and Motioncast, which representations and warranties were typical of transactions of this nature; b) an indemnity agreement by BrowseSafe.com, Inc and Motioncast; and c)conditions precedent to the exchange all of which were satisfied prior to the closing. The Share Exchange Agreement also required the Funding Group to contribute or cause to be contributed additional funds to the Company and required the Company to issue an additional 120,000 shares would be issued to the Funding Group.

On the date of the share exchange, certain members of the Funding Group were also shareholders of Motioncast. The Company has identified the following entities that were both members and shareholders: Barisal Capital Corp. (owned 100,000 shares of Motioncast), Eivissa Capital Corp. (owned 100,000 shares of Motioncast), Fergus Capital Corp. (owned 100,000 shares of Motioncast) and Albury Capital Corp. (owned 100,000 shares of Motioncast). It was the Company's understanding that the Funding Group had direct or indirect control of Motioncast prior to the date the Share Exchange Agreement was executed.

As a result of the share exchange, BrowseSafe.com, Inc. became a wholly owned subsidiary of Motioncast. Motioncast changed its name to BrowseSafe.com, Inc. and changed its trading symbol to PGPG. BrowseSafe.com, Inc. changed its name to BrowseSafe Technology, Inc. As of November, 1999, all operations are conducted in BrowseSafe Technology, Inc. For financial statement purposes, BrowseSafe Technology, Inc. is considered the acquiring Company and the merger is treated as a "reverse acquisition". Pursuant to this accounting treatment, BrowseSafe Technology, Inc. is deemed to have issued stock for the acquisition of Motioncast.

The Funding Group's direct obligation under the Share Exchange Agreement was to contribute to the Company $600,000. Through November 8, 1999, the Funding Group contributed approximately $440,000 ($402,200 net of expenses of $37,800). Additionally, the Funding Group was obligated under the Asset & Liability Contribution Agreement to cause the Company to receive at least $1,500,000 of proceeds from the sale of common stock no later than November 30, 1999. The Funding Group also failed to meet this obligation.

The Company has issued but has not delivered the 2,738,000 shares and has not issued any of the 120,000 shares to the Funding Group due to its failure complete the requirements of the two agreements. The Company advised all members of the Funding Group in writing that they were in breach of the Share Exchange Agreement and the Asset & Liability Contribution Agreement and provided them an opportunity to remedy the breach.

The Company received two letters dated March 1, 2000, from an attorney, one of which states that he represents the Funding Group aka Hemisphere Group of Companies and the other stating that he represents the Funding Group aka Next Millennium Management, Ltd. The letters demand that the Company deliver the 2,738,000 shares and alleges that the Form 10-SB filed by the Company contains false and misleading disclosures relating to the Funding Group. The Company disputes the Funding Group's claim to the 2,738,000 shares and believes that its disclosures relating to the Funding Group are accurate. The Company's attorneys are in discussions with the attorney for the Funding Group. The Company is continuing to evaluate what actions to take with respect to this matter.

Intellectual Property.

     The Company, or its wholly owned subsidiary, BrowseSafe Technology, Inc., own all of the intellectual property assets utilized in the business of BrowseSafe.

Trademarks and Trademark Registrations

The Company owns the following trademarks for which a registration has issued or an application for registration is pending on the Principal Register of the U.S. Patent and Trademark Office:

1.      Mark:         PLANETGOOD (typed form)
        Serial No.:   75-481,989
        Filing Date:  May 8, 1998
        Goods:        software for personal computer security while
                      accessing a global computer network
        Int'l Class:  09
        Status:       Registered (Reg. No. 2,288,288, issued October 19, 1999)

2.      Mark:         BrowseSafe (stylized form)
        Serial No.:   75-509,479
        Filing Date:  June 26, 1998
        Goods:        software for personal computer security while
                      accessing a global computer network
        Int'l Class:  09
        Status:       Registration application pending (Statement of Use filed;
                      non-final Office Action mailed on November 2, 1999)

3.      Mark:         PLANETHOME (typed form)
        Serial No.:   75-583,955
        Filing Date:  November 6, 1998
        Services:     computer services, namely, providing quality assurance
                      services and usability reviews in the field of web sites
        Int'l Class:  42
        Status:       Registration application pending (Statement of Use filed;
                      assigned to examiner on February 4, 2000)

4.      Mark:         PLANETWOW (typed form)
        Serial No.:   75-584,324
        Filing Date:  November 6, 1998
        Services:     computer services, namely, providing quality assurance
                      services and usability reviews in the field of web sites

        Int'l Class:  42
        Status: Registration application pending (Statement of Use filed; assigned to examiner on February 4, 2000)

5.      Mark:         PLANETCOOL (typed form)
        Serial No.:   75-584,378
        Filing Date:  November 6, 1998
        Services:     computer services, namely, providing quality assurance
                      services and usability reviews in the field of web sites
        Int'l Class:  42
        Status:       Registration application pending (Notice of Allowance
                      mailed on January 25, 2000)

All registrations and applications are presently of record in the name of the Company's predecessor-in-interest, BrowseSafe, LLC (an Indiana limited liability company). BrowseSafe, LLC contributed all of its assets and liabilities, including its intellectual property, to BrowseSafe Technology, Inc., a wholly owned subsidiary of the Company pursuant to an Asset & Liability Contribution Agreement in May, 1999. The Company intends to make the necessary filings with U.S. Patent and Trademark Office to reflect this transfer.

The Company uses various designs, logos and composite marks on its product packaging, promotional materials and website (found at (www.browsesafe.com)) which are trademarks of the Company, but for which no applications for registration have been filed to-date with the U.S. Patent and Trademark Office or any other registration authority. These include:

     1. A logo depicting the planet Earth, sometimes used with the trade name "BrowseSafe.com" and a shadow grounding effect directly below (see website at: (www.browsesafe.com/aboutbrowsesafe/main)).

     2. A logo consisting of a square block design with the letters "PG" depicted in large, bold letters against a gold color background in a center panel of the block, with narrower panels of blue and red across the top and bottom, respectively. This design is sometimes depicted with the trademark "PlanetGood" in the top panel and the phrase "Family Safe Internet Browsing" directly below the "PG" in the center and bottom panels. (see website at:
          (www.browsesafe.com/aboutplanetgood/main) and at:
          (www.browsesafe.com/newsandpress/order)).

     3. The mark "PlanetBiz", which has been adopted by the Company and introduced on its website for a forthcoming Internet utilization control product intended for use by businesses.

        Trade Names

        The Company uses the trade names "BrowseSafe" and "BrowseSafe.com".

        Copyrights

        The Company holds copyrights in various computer programs, including existing versions of "PlanetGood" browser software and programs used in-house by the Company. The Company also holds copyrights in the technical manuals and instructional materials for its software products as well as promotional materials associated with its products and services. No applications for registration of a copyright in any of the Company's computer programs or other copyrightable works have been filed to-date.

        Licenses and Assignments by the Company

        Use of the Company's software products by consumers and others is subject to the terms and conditions of an end-user license agreement which accompanies the software. The Company authorizes various Internet Service Providers (ISP's) to promote and distribute the Company's products and services online to consumers and other end-users.

        Except for such licenses and authorizations, the Company has neither assigned nor otherwise transferred any of its intellectual property necessary to the conduct of its business.

        Licenses Granted to the Company

        The Company has not been granted any licenses, know-how, technology and/or other intellectual property that is necessary to the conduct of its business, other than standard end-user licenses for the use of various commercially available software products used by the Company for office administration, management and operations.

        Patents

        The Company has no patents or patent applications.

Marketing.

The Company's core product, PlanetGood, has been in development for more than two years. Since September 1999, PlanetGood has undergone extensive beta testing from schools, individuals and ISPs from all over North America. The Company is in the process of adding additional staff and is preparing for the public launch of PlanetGood version 3.0.

The marketing plan as adopted by the Company has been divided into primary, secondary and tertiary target market groups. These target market groups allow the Company to tailor its marketing approach and concentrate campaigns on specific segments that include public and private schools, libraries, retail, business and organizations.

        The primary markets identified by the Company are:

Internet Service Providers (ISP)

        Key ISP's around the country will be solicited by the Company to implement a three-month marketing plan designed specifically for their market. The campaign will consist of materials to introduce the ISP's customers to PlanetGood (e-mail, print ads, direct mail, etc.), materials for their web site (FAQ's, online demo, downloadable product, etc.) and a local public relations campaign.

Many small to medium sized ISP's are struggling to be profitable while offering a $19.95 unlimited usage plan. BrowseSafe's plan will be to offer through ISP's a value-added program to their current and future customers for an additional fee added to customers' monthly bills. This fee will be divided between the ISP and BrowseSafe. BrowseSafe will provide all of the marketing materials and will provide the customized ISP's with public relations support to show them how to promote the BrowseSafe products.

Direct Sales over the Internet

        The Company anticipates that this area has great potential as the US population becomes accustomed to purchasing goods and services on the Internet. By selling PlanetGood on the Internet, the market expands from a national to an international audience.

Private Label

        The BrowseSafe private label national ISP program has been designed to allow the Company to partner with organizations to offer privately branded Internet access as a base product or as a compliment to their current line of business. In addition to offering a service that organizations can resell, the Company will also be able to offer unlimited Internet access to millions of American households that have an Internet capable computer but are not currently online. Although this Internet service was set up to assist the Private Label organizations, the Company will be branding its own ISP service called Just Browse It. In summary, the Company can realize additional revenue by offering national ISP service as a stand alone product or in combination with PlanetGood.

Retail Market

        The Company will focus its initial marketing and sales efforts on general retail, certain markets within computer retail and Christian retail segments because these markets allow the Company access to customers who fit a target demographic profile without requiring the Company to buy shelf space or pay advertising fees.

        General Retail

               The Company believes that there are millions of homes that own a computer but do not have Internet access. The Company also believes that a primary reasons given for not being connected to the Internet is the issue of on-line predators. Through groundwork already laid and a public relations campaign designed for retailers, BrowseSafe plans to enter into agreements to allow it the opportunity to position PlanetGood in retail outlets. A visual presence on the shelves of retailers will expose PlanetGood to a large volume of potential new customers.

        Computer Retail

               To enter into the computer retail market the Company is pursuing a professional computer sales representation firm with 24 local and regional representatives to position its product on the shelves of the independent computer software retailers. This effort encompasses the major national chains. A presence in this market is expected to enhance the position of the Company's product nationwide.

        Christian Retail

               The Company has entered into an agreement with Riverside Book & Bible House, Incorporated d/b/a Riverside Distribution & Fulfillment Services, a distributor which specializes in selling products to the Christian retail market. Through this organization, the Company's products will be sold to Christian stores allowing strategic product positioning. This retail segment is a natural market for PlanetGood as the demographics suggest a strong family orientation.

The secondary markets are:

Business

        This area has great potential since currently many businesses using the Internet allow employees access to the Internet either directly or through a network. The business owner or its system administrator will be able to customize the PlanetGood Enterprise to allow employees only into areas and sites that are most productive for the Company. Efficiencies can be gained by the Company since employees will not be able to spend time in non-work related sites.

Cable Companies

        As technology continues to improve, new methods of Internet access are becoming available. One of these new avenues is the cable modem through which cable companies can provide Internet access utilizing television cable that has already been installed into customers' homes. Depending upon the acceptance by consumers and marketing efforts by cable companies, this niche could grow significantly over the next year. BrowseSafe plans to offer the same programs to cable companies as it does to traditional ISP's.

Schools

        Schools are an important area of focus because of the concern for safety by parents and educators and their desire to offer children a positive educational experience when browsing the Internet. Schools will be approached with two options: The first will be the opportunity to purchase PlanetGood for use in the classrooms. The second will be to use the fund raising program to generate additional revenues for the school. The Company has targeted schools as a secondary market only because there is generally a time line for decision-making and budgeting.

        According to information provided by the U.S. Department of Education for the school year 1999-2000, there are estimated over 80,000 public elementary and secondary schools and over 26,000 private elementary and secondary schools in the U.S. The Department of Education reports that over 95% of these 106,000 schools have computers, but less than 50% of the schools and 15% of the computers are connected to the Internet. In the 26,000 private schools in the U.S., there are over 626,000 computers with less than 9% of those computers connected to the Internet. A main concern of schools without Internet connections is exposure to unwanted or inappropriate information and sites.

Libraries

        Like schools, libraries are an important area of focus because of the concern for safety by parents and educators. PlanetGood is a suitable tool for libraries since it is not a "one size fits all" product. BrowseSafe's classification of web site content will permit the library to select the type of content for its internet access as it selects for the books it has on its shelves.

Market OEM (Original Equipment Manufacture)

        This market segment is made up of computer and parts manufacturers. By bundling PlanetGood within new computers, users will be able to install PlanetGood with the initial setup of the computer.

Telecommunications Companies

        The telecommunications industry has recently begun to focus on the Internet as a mean to gain new customers and keep current customers. Depending upon the acceptance by consumers and marketing effort from the telecommunications companies, this niche appears to be a growth area over the next years. BrowseSafe plans to offer the same programs to these companies as it does to traditional ISP's.

        The tertiary markets are:

Advertising Sales

        The Company intends to pursue the sale of advertising space on PlanetWow, PlanetCool and PlanetHome web pages. Advertisers pay a premium for search words so that their ad is displayed to people looking for their product or service. BrowseSafe will be able to provide a better alternative because each of the sites is age specific. This offers the Company the opportunity to achieve a better target audience for a given advertiser.

e-Commerce

        As Internet sales continue to grow, BrowseSafe plans to offer special products and services to its customer base through direct marketing as well as through an online store. This area of expansion is still in the planning stages.

Market Research Information

        The list of reviewed web sites in combination with the characteristics that describe their content will be a valuable marketing tool for marketers around the world. The sales of segments of this list can provide an additional revenue stream for the Company in the future.

Year 2000 Compliance.

        The Year 2000 problem is the inability of some software, hardware and systems to determine the correct century. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to determine whether "00" means 1900 or 2000, which may result in computer failures or the failure of the computer to produce accurate information.

        The Company made an assessment of the Year 2000 readiness of its internal software and hardware systems. Its assessment plan also included:

        o contacting third party vendors from whom the Company purchases or licenses its hardware, software, services and supplies;

        o assessing repair, upgrade or replacement requirements and implementing repair, software patches, upgrade or replacement;

        o testing certain internal and third party, hardware, software and systems; and

        o      contacting certain customers.

        Most of the Company's hardware is new and was already Year 2000 and leap-year compliant, Based on the results of this assessment, the Company upgraded its computer systems and determined that its software, hardware and computer systems were Year 2000 compliant. In 1999, the Company spent approximately $4,000 to upgrade its computer systems. These expenses were related to time spent by employees and consultants in the evaluation process as well as any needed repair, upgrade or replacement. The Company also verified that its suppliers were Year 2000 compliant. The Company has experienced no Year 2000 compatibility problems with its equipment.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space

        Effective March 13, 2000, the Company moved into new suburban offices at 7202 East 87th Street, Suite 109, Indianapolis, Indiana 46256 and is leasing 4,139 square feet of office space from New Boston Citimark Limited Partnership at $11 per square foot which the prevalent market rental rates for comparable office space in northeast suburban Indianapolis. The lease is for five years with a right of first refusal to renew and certain expansion options.

The Company believes that this space will provide adequate office and working space to build a "virtual office" model to support the Company's national technical and administrative needs . Long-range future growth can be accommodated by leasing additional space nearby if necessary.

Equipment

        BrowseSafe leases most of its computer system from two principal computer leasing companies upon terms which are generally commercially available. The system includes state-of-the-art server equipment from Compaq and other leading server manufacturing companies. The equipment has built-in redundant server architecture, including RAID hard drives and power supplies. Each server is installed with an up-to-date system software configuration, database applications, email servers, spider and robot technology and other proprietary BrowseSafe software.

The Company also maintains three separate in-house programming test environments which emulate the proprietary software that it uses for its PlanetGood service. This includes both client-side and server-side emulations. Beyond this, the Company also owns personal computer equipment, routers and hubs for its internal operations and infrastructure.

Redundancy.

        The system has been designed so that the Company will have enough hardware to handle double the number of current customers. If loss of a server occurs, the other servers compensate for the unit that is down until the disabled server is back online. In addition to having redundant server architecture, each server has redundant power supplies with the RAID configuration of hard drives. The Raid configuration allows for multiple drives to fail in each server without the loss of data or functionality.

Exodus Communications, Inc.

        BrowseSafe also has a maintenance/operation agreement for its servers from Exodus Communications, Inc. This Internet data facility is located on one of the main Internet backbones and offers scalability, reliability and manageability to run the Company's web applications. Exodus manages Internet web sites and network infrastructure from Internet data centers located in various major cities. The Exodus agreement is a one year agreement with monthly payments approximating $4,300 per month prior to March 2000 and current payment is $4800 per month. This amount may increase as the Company determines the need to expand the number of servers and/or increase the telecommunications bandwidth necessary to facilitate its customer base. All amounts paid to Exodus are immediately expensed by the Company. This relationship ensures that BrowseSafe customers are given access to an Internet network with the monitoring and security as detailed below:

The Network
o OC-12c network architecture provides global network connectivity to businesses worldwide.
o High-bandwidth capacity available in a variety of options ensures speed and performance for crucial Internet applications.
o The Exodus network can sustain over 3 Gbps of traffic to the Internet so you can make sure your Web communications keep up with elevated Internet traffic.
o Transmit data through shortest available paths thanks to an industry-leading combination of public and private peering relationships.
o While ISPs commonly oversubscribe their networks by nearly four times their capacities, the Exodus network is designed for unanticipated spikes in demand. This means our network is managed to have excess capacity when needed.
o Exodus uses redundant fiber paths to prevent any single point of failure in the Exodus backbone.

Services and Monitoring
o       24 x 7 service and monitoring
o       Secure private state-of-the-art Internet Data Center facilities

o URL Monitoring checks URL for appropriate response times and pings your Web server application for status verification.
o       Complete access and routes to all peers
o       Usage based bandwidth services with reporting of bandwidth usage
o       Bandwidth allocation changes made within minutes
o       Tape and media management

Security
o       Biometric key-lock doors
o       Alarm systems
o       Video surveillance cameras
o       Air vents
o       Motion and temperature sensors
o       Locked-down floor tiles
o       Windows with horizontal privacy blinds
o       Dedicated services for power, lighting and fire suppression
o       Dedicated, shielded connections to the Exodus network

Exodus is experienced at hosting these prominent companies.
o       GeoCities
o       Hewlett-Packard
o       Lycos
o       MCI Worldcom
o       Microsoft Hotmail

o       MSNBC
o       Oracle
o       USA Today
o       Yahoo

ITEM 3. LEGAL PROCEEDINGS

        Due to the failure of a group of outside investors (the "Funding Group") to complete the requirements of an Asset & Liability Contribution Agreement and Share Exchange Agreement, the Company did not deliver 2,738,000 shares to the Funding Group and has not issued an additional 120,000 shares to the Funding Group. The Company advised all members of the Funding Group in writing that they were in breach of the Share Exchange Agreement and the Asset & Liability Contribution Agreement and provided them an opportunity to remedy the breach. The Company received two letters dated March 1, 2000, from an attorney, one of which states that he represents the Funding Group aka Hemisphere Group of Companies and the other stating that he represents the Funding Group aka Next Millennium Management, Ltd. The letters demand that the Company deliver the 2,738,000 shares and alleges that the Form 10-SB filed by the Company contains false and misleading disclosures relating to the Funding Group. The Company disputes the Funding Group's claim to the 2,738,000 shares and believes that its disclosures relating to the Funding Group are accurate. The Company's attorneys are in discussions with the attorney for the Funding Group. The Company is continuing to evaluate what actions to take with respect to this matter.

        Keith Balderson, one of the Company's directors, is a principal of Next Millennium Group, Ltd. In light of the attorney's letter stating that he represented the Funding Group aka Next Millenium Group, Ltd., the Company suggested to Mr. Balderson that he resign as a director. Mr. Balderson submitted his resignation effective March 2, 2000, a copy of which has been included as an exhibit to this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is publicly traded in the over-the-counter market and quoted on the NASD OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the trading symbol "PGPG". The Company's stock first began trading in the over-the-counter market on the OTC Bulletin Board under the symbol "MCTV" in October, 1998. In August, 1999, the Company changed its trading symbol to "PGPG". The OTC Bulletin Board is an electronic quotation service that displays real-time quotes, last sale prices and volume information in certain domestic and foreign issuers whose securities are traded in the over-the-counter market.

        The following states the range of high and low bid prices for each quarter from October 26, 1998 through December 31, 1999. No information is available to trading prices prior to that time.

Calendar Quarter Ending             High           Low
------------------------------      ----           ---
December 31, 1998                 $ 34.375        $14.063 (1)
March 31, 1999                    $ 34.375        $0.0625 (1)(2)
June 30, 1999                     $ 5.6250        $0.0625 (3)
September 30, 1999                $ 3.6250        $0.9375
December 31, 1999                 $ 1.5313        $0.2000

(1) On March 10, 1999, the Company effected a 25 to 1 reverse split decreasing the issued and outstanding shares of common stock to 400,000. The trading prices have been adjusted to give a retroactive effect of the reverse split.

(2) On March 27, 1999, the Company issued an additional 500,000 shares of common stock at $0.10 per share pursuant to a Rule 504 offering.

(3) On April 5, 1999, the Company issued an additional 1,000,000 shares at $0.10 per share pursuant to a second Rule 504 offering.

The High/Low bid prices for each quarter of the last fiscal year were obtained from NASDAQ Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        No dividends on the Company's common stock have been declared or paid since the Company's inception. The Company intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. As of December 31, 1999 there were approximately 40 holders of record of the Company's common stock.

        Eligibility Rule 6530 (the "Rule") was issued on January 4, 1999 by the National Association of Securities Dealers, Inc. The Rule requires companies to file annual and quarterly reports under to Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") in order to be eligible for listing on the OTC Bulletin Board. The Rule provides that companies which do not file those reports will have their stock removed from the OTC Bulletin Board under a phase-in schedule based upon the company's trading symbol on January 4, 1999. If a company's stock is removed from the OTC Bulletin Board, its stock may be quoted on the National Quotation Bureau "Pink Sheets."

        Quotation of the Company's stock was removed from the OTC Bulletin Board on January 20, 2000, due to its inability to clear comments received from the Securities and Exchange Commission on its Form 10-SB prior to its compliance date of January 20, 2000. The Company's Form 10-SB, which was filed on November 24, 2000, became effective by operation of law on January 22, 2000; however, the Company did not clear the comments received from the Securities and Exchange Commission in its review of the Form 10-SB until March 22, 2000. The Company's common stock again became eligible for quotation on the OTC Bulletin Board on March 28, 2000. During the period the stock was not quoted on the OTC Bulletin Board, it was quoted on the National Quotation Bureau Pink Sheets.

Recent Sales Of Unregistered Securities.

        During the last three years, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

        Prior to June, 1999, the Company's name was Motioncast Television Corporation of America. Motioncast was incorporated in Nevada on June 8, 1990. Its stock was listed on the OTC Bulletin Board beginning in October, 1998, under the trading symbol MCTV. The Company had no operations, had assets consisting of only of cash and had minimal liabilities and was considered a development stage company.

        On March 10, 1999, the Company (which was still known as Motioncast Television Corporation of America) issued 100,000 shares of the Company's common stock (after a 25 to 1 reverse stock split) to Michael Zapara, the Company's then president and director, in a transaction which was exempt from registration under Section 4(2) of the Securities Act in exchange for a release of all claims for salary due the previous two years. The issued shares were restricted and the total valuation was recorded by the Company at $5,000. The Company valued the shares at $.05 per share instead of the offering price of $.10 per share due to the fact that the shares issued to Michael Zapara were restricted and the shares issued in the offering were unrestricted.

        Also in March, 1999, the Company conducted an offering of 500,000 shares of common stock at $0.10 per share under Rule 504 of Regulation D raising $50,000. In April, 1999, the Company conducted a second Rule 504 offering of 1,000,000 shares at $0.10 per share, raising $100,000.

        In contemplation of the share exchange with Motioncast Television Corporation of America described below, BrowseSafe, LLC and BrowseSafe.com, Inc. entered into an Asset & Liability Contribution Agreement in May, 1999 with a group of outside investors (the "Funding Group"). Pursuant to the Asset & Liability Contribution Agreement, the Funding Group agreed to contribute or cause to be contributed certain funds to BrowseSafe.com, Inc. In exchange, BrowseSafe.com, Inc. agreed to issue in a private placement 2,738,000 shares of its common stock to the Funding Group. In addition, BrowseSafe, LLC agreed to contribute all of its assets and liabilities, including its intellectual property to BrowseSafe.com, Inc. in exchange for 11,200,000 shares of its common stock.

        Effective as of June 24, 1999, BrowseSafe.com, Inc. and its shareholders, BrowseSafe, LLC and the Funding Group, entered into a Share Exchange Agreement with Motioncast. The Share Exchange Agreement provided that 13,938,000 shares of the common stock of BrowseSafe.com, Inc. would be exchanged for 13,938,000 shares of the common stock of Motioncast in a transaction which was exempt from registration under Section 4(2) of the Securities Act of 1933. The Share Exchange Agreement also required the Funding Group to contribute or cause to be contributed additional funds to the Company and required the Company to issue an additional 120,000 shares would be issued to the Funding Group.

        Since the Funding Group failed to fully perform their obligations under the Asset & Liability Contribution Agreement and Share Exchange Agreement, the Company has issued but has not delivered the 2,738,000 shares and has not issued any of the 120,000 shares to the Funding Group.

        On September 19, 1998, BrowseSafe, LLC, BrowseSafe.com, Inc. and Winthrop Associates executed a Management Consulting Agreement. The Consulting Agreement provided that Winthrop Associates would provide services to assist in locating funding sources, assist in strategic planning, assist as a liaison with the financial community and assist by arranging access to a database of brokers and analysts. The term of the agreement was a period of one (1) year. As compensation, Winthrop Associates was to receive $2500 per month, reimbursement of expenses, finder's fee equal to 2.5% of the gross dollar funding and 431,250 shares of BrowseSafe.com, Inc. common stock.

        Certain disputes arose between the parties to this agreement regarding whether BrowseSafe.com obtained any funding from sources introduced by Winthrop Associates. The Company believes that Winthrop did not provide the services required by the agreement . These disputes were resolved in a Mutual Release and Settlement Agreement dated October 11, 1999. Under the Settlement Agreement, BrowseSafe.com, Inc. agreed to pay the owner of Winthrop Associates $200,000 within 120 days of the execution of the Settlement Agreement. In order to secure the payment of this amount, BrowseSafe.com, Inc. issued 500,000 shares of its common stock which was placed into escrow. The Company did not pay the $200,000 and the escrow agent distributed the 500,000 shares to the owner of Winthrop Associates in February, 2000. The delivery of the 500,000 shares was in lieu of payment of the $200,000. The shares are restricted securities subject to certain piggy-back registration rights granted in connection with the Settlement Agreement.

        In July, 1999, the Company agreed to issue to vendors approximately 11,000 restricted shares of common stock in settlement of approximately $33,000 owed to three vendors. At the time, the Company entered into these agreements in order to conserve cash reserves and at the request of the vendors. The Company's stock was trading at $3.00 per share on the date that the vendors decided to accept stock. The Company recorded an expense of $33,000 representing the value of the services provided by the vendors. In February, 2000, at the request of one of the vendors, the Company paid the vendor in cash instead of stock. The other two vendors will be issued 459 shares and 450 shares of restricted stock in April, 2000.

        On December 6, 1999, the Company sold under Rule 504 of Regulation D of the Securities Act of 1933 a Series A Senior Subordinated Convertible Redeemable Debenture in a principal face amount not to exceed $750,000 to a single accredited investor. The terms of the debenture allowed the investor to fund the debenture through periodic payments to the Company;

however, all terms of the debenture, including interest rate, conversion provisions and maturity date, were set and were not subject to negotiation. An initial funding of $100,000 was required in connection with the closing on the debenture; however, future funding was discretionary by the investor. The debenture bore interest at 8% per annum and had a maturity date of December 6, 2001 at which time any outstanding principal and unpaid interest was due in full.

        The debenture provided for the conversion of the outstanding principal and interest into common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock as reported on the OTC Bulletin Board for the three consecutive trading days immediately preceding the receipt of a notice of conversion by the Company. At the time the investor exercised its conversion option, no new or additional consideration was required. There were also provisions that allowed the Company to terminate funding of the debenture prior to the date the Company became a reporting company and required that all conversions of outstanding principal to common stock must occur prior to the date of funding termination. As of December 30, 1999, the investor had funded $200,000 of the debenture and had converted all of this amount into 1,537,346 shares of common stock under the terms of the debenture (including 3,734 shares issued for accrued interest of $476). The debenture was cancelled shortly before the Company became a reporting company on January 22, 2000. The Company recorded as interest expense the amount arising from the beneficial conversion feature contained in the debenture. As of December 31, 1999, the discount was approximately $65,000.

        In February, 2000, the Company sold 128,571 shares of common stock at the then prevailing market price of $.35 per share in a private placement to a single investor. The shares are restricted subject to piggy-back registration rights.

        Also, in February, 2000, the Company entered into an agreement with California Applied Research, Inc. ("CAR") (which is now known as GenesisTank.com) under which CAR agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per shares payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000 and $1,500,000 on or before March 31, 2000. The shares are restricted subject to piggy-back registration rights. One-third of the shares may be sold upon registration, one-third 90 days following registration and one-third 180 days following registration.

        In addition, the Company issued five-year warrants to Michael Mercier for his services in arranging the CAR financing. The warrants provide for the purchase of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). The warrants were issued according to the following schedule: (a) 475,000 warrants issued prorata as funds were received by the Company, and (b) 75,000 warrants to be issued as a bonus when and if the full $3,000,000 is received by the Company on or before March 31, 2000. The Company has valued these warrants at approximately $250,000 using the Black-Scholes model as of the contract date. The Company will record the $250,000 as a reduction of the related equity proceeds.

        On February 9, 2000, , the Company agreed to issue 570,000 warrants to purchase the Company's common stock to Swartz Private Equity LLC in connection with an investment agreement . The warrants are exercisable as follows:

               150,000 upon completion of due diligence
               150,000 on closing the transaction
               150,000 within 6 months of the agreement
               120,000 six months after the effective date of an SEC
                       registration statement

The warrants are exercisable at the lower of .50 per share or the lowest closing price during six-month periods coinciding with the closing date of the agreement. The Company intends to record the fair value of the warrants using the Black-Scholes model as a reduction of the related equity proceeds.

        In January 2000, the Company entered into a consulting agreement with Victoria Lee whereby she is entitled to receive a fee for financing secured by her. The fee is 4% of the transaction, payable 3% in shares of the Company's common stock (based on a market price of $2.50) and 1% in cash. In connection with the CAR financing, in March 2000, the Company issued 36,000 shares to Ms. Lee and remitted $30,000. The cash paid and the value of the stock on the date the financing is complete (the measurement date) will be recorded as a reduction of the related financing proceeds. The Company estimates the value of the stock issued to be approximately $160,000.

        On March 10, 2000, the Company entered into an Amended and Restated Consulting Agreement for business advisory services with Len Shorkey in exchange for 50,000 shares of common stock. The consultant is fully vested in the stock as of the date of the contract. The Company will record this transaction based on the quoted market value of the stock on the contract date ($225,000). The amount will be expensed in 2000.

        On March 10, 2000, the Company also entered into an Amended and Restated Consulting Agreement with Paladin Management Company, Ltd. and Don Gulliman to provide financing, advisory and consulting services. The Company will issue up to 450,000 shares of common stock if the quoted market price meets certain levels.

        In March, 2000 the Company agreed in principle to enter into a consulting contract with Wall Street Marketing Group, Inc. and Sherry Vega for advisory services. The Company anticipates the final contract will require a monthly fee of $10,000, issuing consultants 275,000 shares of common stock (200,000 restricted shares and 75,000 non-restricted shares) and warrants to purchase 300,000 shares of common stock at prices ranging from $5 to $15 per share. Upon execution of the contract, the Company will value the stock at its quoted market price on the contract date and value the warrants, using the Black-Scholes method. The amounts will be expensed over the six month term of the agreement.

ITEM 6. PLAN OF OPERATION

        The Company is a development stage company, has yet to generate any material revenues and is seeking additional capital through an investment capital company and other sources.

        The Company incurred a net loss of $1,755,725 from February 10, 1998 (date of inception) through December 31, 1999 due to expenses related to the formation and operation of the Company, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, product development and development of the Company's website.

        Total expenses increased from $541,420 for the period from February 10, 1998 (date of inception) to $1,214,305 for the year ended December 31, 1999. The increase in expenses relates to a full year of operations, financing activities, professional fees, product development expenditures and a $200,000 contract settlement. The Company expects general and administrative expenses to increase in the future as it completes development of its products, prepares for market launch and begins to support its products. The Company will also begin to incur additional sales and marketing expenses.

        Research and development costs increased from $16,130 in 1998 to $78,950 in 1999. The increase is primarily related to increased activity in the development stage of its products.

        Interest expense of $91,378 increased significantly over interest expense of $1,861 in 1998. This increase relates to increased debt and the beneficial conversion feature of the convertible debentures issued in 1999.

        For the year ended December 31, 1999 the Company had a loss of $1,214,305 as compared to a loss of $541,420 for period from February 10, 1998 to December 31, 1998. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll related costs), interest expense and a non-cash charge of $200,000 for a contract settlement.

        As of December 31, 1999 the Company has obtained equity and debt financing of approximately $1,261,000 since its inception. As of December 31, 1999 the Company has invested approximately $105,000 in purchased equipment (including equipment subject to a capitalized lease of $74,000). The Company has also invested approximately $101,000 in capitalized web site development costs and approximately $79,000 in capitalized product development costs.

        In May, 1999, in contemplation of the share exchange with Motioncast Television Corporation of America described below, BrowseSafe, LLC and BrowseSafe.com, Inc. entered into an Asset & Liability Contribution Agreement with a group of outside investors (the "Funding Group"). Pursuant to the Asset & Liability Contribution Agreement, the Funding Group agreed to contribute or cause to be contributed certain funds to BrowseSafe.com, Inc. In exchange, BrowseSafe.com, Inc. agreed to issue in a private placement 2,738,000 shares of its common stock to the Funding Group. In addition, BrowseSafe, LLC agreed to contribute all of its assets and liabilities, including its intellectual property to BrowseSafe.com, Inc. in exchange for 11,200,000 shares of its common stock.

        Effective as of June 24, 1999, BrowseSafe.com, Inc. and its shareholders, BrowseSafe, LLC and the Funding Group, entered into a Share Exchange Agreement with Motioncast. The Share Exchange Agreement provided that 13,938,000 shares of the common stock of BrowseSafe.com, Inc. would be exchanged for 13,938,000 shares of the common stock of Motioncast in a transaction which was exempt from registration under Section 4(2) of the Securities Act of 1933. The Share Exchange Agreement also required the Funding Group to contribute or cause to be contributed additional funds to the Company and required the Company to issue an additional 120,000 shares would be issued to the Funding Group.

        Since the Funding Group failed to fully perform their obligations under the Asset & Liability Contribution Agreement and

Share Exchange Agreement, the Company has issued but has not delivered the 2,738,000 shares and has not issued any of the 120,000 shares to the Funding Group.

         On December 6, 1999, the Company sold under Rule 504 of Regulation D of the Securities Act of 1933 a Series A Senior Subordinated Convertible Redeemable Debenture in a principal face amount not to exceed $750,000 to a single accredited investor. The terms of the debenture allowed the investor to fund the debenture through periodic payments to the Company; however, all terms of the debenture, including interest rate, conversion provisions and maturity date, were set and were not subject to negotiation. An initial funding of $100,000 was required in connection with the closing on the debenture; however, future funding was discretionary by the investor. The debenture bore interest at 8% per annum and had a maturity date of December 6, 2001 at which time any outstanding principal and unpaid interest was due in full.

        The debenture provided for the conversion of the outstanding principal and interest into common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock as reported on the OTC Bulletin Board for the three consecutive trading days immediately preceding the receipt of a notice of conversion by the Company. At the time the investor exercised its conversion option, no new or additional consideration was required. There were also provisions that allowed the Company to terminate funding of the debenture prior to the date the Company became a reporting company and required that all conversions of outstanding principal to common stock must occur prior to the date of funding termination. As of December 30, 1999, the investor had funded $200,000 of the debenture and had converted all of this amount into 1,537,346 shares of common stock under the terms of the debenture (including 3,734 shares issued for accrued interest of $476). The debenture was cancelled shortly before the Company became a reporting company on January 22, 2000. The Company recorded as interest expense the amount arising from the beneficial conversion feature contained in the debenture. As of December 31, 1999, the discount was approximately $65,000. These proceeds, net of fees and expenses associated with obtaining the funding, were used in part to establish the backbone for the private label internet service and to pay legal and accounting fees, payroll and amounts due on equipment leases.

        In November 1999, the Company entered into a six-month investment banking and consulting agreement with Ronald D. Ardt to perform such services as participating with management of the Company, professionals and advisors to provide advice and counsel in relation to Company's strategic business and financial plans, and other strategies and participating with management of the Company, professionals, affiliates and advisors to undertake due diligence on proposed transactions affecting the Company. In exchange for the consulting and advisory services, the Company agreed to pay fees of approximately $27,000, issue 100,000 shares of the Company's common stock to Ardt and grant warrants to purchase up to 50,000 shares of the Company's common stock at $1.00 per share exercisable for a three-year period. The warrants had to be exercised if the Company's stock traded above $2.00 for any thirty-day period. The agreement also provides that placement and finders fees will be due if the consultant secures financing for the Company.

        In accordance with the agreement, the shares and warrants were issuable when the Company's Form 10SB became effective and upon the filing of the Form S-8 registration statement. Management has estimated the value of the services received in exchange for the issuance of the stock and warrants to be approximately $125,000. The Company intends to expense these fees over the corresponding term of the agreement. At December 31, 1999, $93,750 is included in prepaid expenses relating to this agreement.

        In December 1999, the Company agreed to issue 100,000 shares of its common stock and grant warrants to purchase 300,000 shares of the Company's common stock to Ardt for additional consulting and advisory services. The warrants were exercisable in 100,000 increments at .35, .70 and 1.40 per share over a three-year period. The consultant is fully vested in the warrants and stock upon grant. At December 31, 1999, the Company had not yet received the additional services. These amounts will be expensed when the services are received. The total amount included in prepaid assets relating to this contract is $83,594, which approximates the fair value of the equity instruments issued as of the date of the agreement. The value assigned to the common stock was based on the quoted market value of $37,500. The warrants, which were nonforfeitable, fully vested and exercisable immediately, were valued at approximately $46,000 using the Black-Scholes model as of the contract date, which is the measurement date.

        Following the filing of the Form S-8 by the Company in March 2000, the consultant exercised all 350,000 warrants outstanding pursuant to the consulting agreements for a total of $155,000. The Company also issued the 200,000 shares of its common stock.

        In February, 2000, the Company entered into an agreement with California Applied Research, Inc. ("CAR") (which is now known as GenesisTank.com) under which CAR agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per shares payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000 and $1,500,000 on or before March 31, 2000. The shares are restricted subject to piggy-back registration rights. One-third of the shares may be sold upon registration, one-third 90 days following registration and one-third 180 days following registration. The proceeds from this financing are being used to obtain new office space and equipment, hire staff, reduce debt, initiate a marketing and advertising campaign and pay legal and accounting fees.

        In addition, the Company issued five-year warrants to Michael Mercier for his services in arranging the CAR financing. The warrants provide for the purchase of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). The warrants were issued according to the following schedule: (a) 475,000 warrants issued prorata as funds were received by the Company, and (b) 75,000 warrants to be issued as a bonus when and if the full $3,000,000 is received by the Company on or before March 31, 2000. The Company has valued these warrants at approximately $250,000 using the Black-Scholes model as of the contract date. The Company will record the $250,000 as a reduction of the related equity proceeds.

        On March 14, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles the Company to issue and sell, at our option, common stock for up to an aggregate of $30,000,000 from time to time during a three-year period commencing on the effective date of a registration statement (a "Put Right"). The Company intends to use the proceeds from the Swartz financing for production, server infrastructure and bandwidth, marketing and public relations, internal operations, research & development, programming, payment of creditors and working capital.

        Put Rights

        In order to invoke a put right, the Company must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, the Company must give at least ten but not more than twenty business days' advance notice to Swartz of the date on which it intends to exercise a particular put right and the Company must indicate the number of shares of common stock it intends to sell to Swartz. At the Company's option, it may also designate a maximum dollar amount of common stock (not to exceed $2,000,000) which the Company will sell to Swartz during the put and/or a minimum purchase price per common share, if applicable, at which Swartz may purchase shares during the put. The designated minimum purchase price per common share shall be no greater than 80% of the closing bid price of the common stock on the advanced put notice date.

        The number of common shares sold to Swartz in a given put may not exceed the lesser of:

        o 15% of the aggregate daily reported trading volume (excluding certain block trades) during a pricing period (excluding certain days where the common stock trade below a Company specified minimum price),

        o      the intended put amount,

        o      9.9% of the common stock outstanding upon completion of the put.

        For each common share, Swartz will pay the Company the lesser of the market price for the applicable pricing period, minus $.05, or 92% of the market price for the applicable pricing period. However, the purchase price may not be less than the designated minimum per share price, if any, that the Company indicated in its notice.

        Warrants

       The Company has delivered to Swartz warrants to purchase 570,000 shares of common stock during a five-year period at an exercise price of the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 10% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustments if the price of the common stock goes down.

        Non-Usage Fee

        On the last business day of each six-month period, if the Company has not put $500,000 of our stock to Swartz, the Company will be required to pay Swartz a non-usage fee equal to the difference between $50,000 and 10% of the aggregate put amounts to Swartz during such six month period.

        Termination Of Investment Agreement

        The Company may also terminate its right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement. In the event of a termination by the Company, the Company will be required to pay a termination fee equal to the difference between $100,000 and 10% of the aggregate put amounts to Swartz during the term of the agreement.

        Right Of First Refusal

        During the term of the investment agreement and for one year after its termination, the Company is prohibited from issuing or selling any capital stock or securities convertible into the Company's capital stock for cash in private capital raising transactions, without obtaining the prior written approval of Swartz which Swartz has agreed to not unreasonably withhold. In addition, Swartz has the option for 10 days after receiving notice to purchase such securities on the same terms and conditions. This right of first refusal does not apply to acquisitions, option plans or strategic partnership or joint ventures.

        The Company's short and long term capital requirements will depend upon many factors, including the ability to continue to obtain adequate funding, the rate of market acceptance of the Company's products, the level of resources required to expand the Company's marketing and sales organization and other factors, some of which may be beyond the Company's control. A slower than expected rate of acceptance of the Company's products or lower than expected revenues generated from the sale of the products and other costs associated with upgrading the Company's equipment would materially adversely affect the Company's liquidity.

        The Independent Auditor's Report dated March 10, 2000, and prepared by Katz Sapper & Miller, LLP contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company believes that the proceeds from the CAR financing will be sufficient to fund its working capital needs through the date that cash proceeds become available under the Swartz investment agreement. If they are not, there is substantial doubt about the Company's ability to continue as a going concern.

        If the Company obtains funding from Swartz of the full $30,000,000, it anticipates incurring additional research and development costs estimated at $885,000 and computer programming and web design costs of $975,000 over the next 12 months of operations. The Company has used outside vendors for a substantial portion of its computer programming and web design. The Company expects to bring more of these services in-house where efficiencies and savings can be expected. Updating and maintaining its web design is critical to attract users and potential advertisers to the BrowseSafe web site. In addition, one of the by-products of the BrowseSafe business is the accumulation of an extensive web site content database. The Company intends to investigate the commercial value of such data to a variety of businesses.

        The Company intends to use the proceeds from the Swartz financing to fund equipment expenses over the next 12 months which are estimated at $4,028,000 and will be largely related to acquiring additional servers and increasing bandwidth. These expenses are necessary to service the volume of users within the Company's telecommunications and server infrastructure. These expenses also encompass wiring, routers, load balancing and back-ups, including costs to maintain the servers, databases, tables of customer information, phone equipment and support for web sites.

        Other uses of the Swartz proceeds will be marketing and public relations costs of $13,444,851, internal operations expenses of $8,740,683, production costs of $326,542, debt payments of $730,923 and working capital of $838,917.

         Over the next 12 months, the Company expects to add 20 full-time employees to support technology, sales and service and marketing. The Company also plans to hire managers in several key areas of the organization. In addition, 35 to 40 part-time employees will be hired to support the web content and review process.

ITEM 7. FINANCIAL STATEMENTS

       The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In September, 1998, the Company, which was then known as Medical Accounting & Computers, engaged Barry L. Friedman, P.C., 1582 Tulita Drive, Las Vegas, Nevada 89123, to audit the balance sheets of the Company as of August 31, 1998, December 31, 1997, and December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the period January 1, 1998 to August 31, 1998, and the two years ending December 31, 1997 and December 31,

1996. The Company's stock began trading in October, 1998, and is quoted on the OTC Bulletin Board. The Company at that time had no operations, had assets consisting of cash and only minimal liabilities and was considered a development stage company. The engagement of Barry L. Friedman was limited to the preparation of the financial statements described in this paragraph. Through the mutual agreement of Mr. Friedman and the Company as approved by the board of directors, Mr. Friedman did not stand for re-election as the company's accountant. The Company did not have an active relationship with any accountants between the end of Mr. Friedman's engagement and the selection of Katz Sapper & Miller, LLP, the new accountants following the share exchange.

        Barry L. Friedman's report on the financial statements did provide for a going concern opinion since the Company did not at that time have a current source of revenue and was seeking additional capital through a merger with an existing operating company. It did not otherwise contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Barry L. Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        In June, 1999, the Company which was then known as Motioncast Television Corporation of America engaged in a share exchange with BrowseSafe.com, Inc. As a result of the share exchange, BrowseSafe.com, Inc. became a wholly-owned subsidiary of Motioncast. Motioncast changed its name to BrowseSafe.com, Inc. and BrowseSafe.com, Inc. changed its name to BrowseSafe Technology, Inc.

        In connection with the share exchange, the Company elected a new board of Directors. The newly-elected board of directors determined that the Company required accountants with experience in preparing financial statements and other disclosure documents required of reporting companies under the Securities Exchange Act of 1934 and wished to establish a relationship with such firm with offices in Indianapolis, Indiana. On August 12, 1999, the Company engaged Katz Sapper & Miller, LLP, 11711 North Meridian Street, Suite 8800, Indianapolis, Indiana 46240-0857, to audit the Company's predecessor, BrowseSafe, LLC's financial statements for fiscal year ending December 31, 1998, in accordance with generally accepted accounting principles. Katz Sapper & Miller has continued its relationship with the Company and has audited the Company's financial statements for the fiscal year ending December 31, 1999.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors And Executive Officers

        The Company's directors and executive officers are as follows:

               NAME                AGE          POSITION
               ----                ---          --------

        Mark W. Smith              42       President/Chief Executive
                                                   Officer/Director
        Ted P. O'Brien             34       Vice President of Sales and
                                                   Marketing/Director
        Gregory P. Urbanski        47       Chief Financial Officer/Director
        J. Marshall Gage           63       Vice President/Director

        Biographies of directors and executive officers are as follows:

        President/CEO/Director
        ----------------------

        Mark W. Smith, President, Chief Executive Officer and Director. Since 1986, Mr. Smith has worked as an independent computer and management consultant for businesses throughout the Midwest. Since 1996, he served as Director of Electronic Publishing for Kirkbride Technology, a subsidiary of B.B. Kirkbride, a publisher of books and electronic media located in Indianapolis, Indiana. Over the past decade, Mr. Smith has overseen the development of nearly a dozen sophisticated computer software programs to the marketplace. His expertise is in development and oversight of database programs, Mr. Smith is one of the founders of BrowseSafe. Mr. Smith is a graduate of Anderson University, 1980, with degrees in Business Management and Marketing.

        Vice President/Director
        -----------------------

        Ted P. O'Brien, Secretary, Vice President of Sales & Marketing and Director. Since 1990, Mr. O'Brien has held management positions with publishing and distribution companies including Director of Publishing at B.B. Kirkbride, Director of Marketing for Riverside Distributors and Director of Marketing and Publishing Activity at World Publishing. Mr. O'Brien's prior experience is in the areas of sales management, diversified marketing and planning, product development, distribution and order fulfillment. Mr. O'Brien is a co-founder of BrowseSafe and is responsible for planning, budgeting and implementation of sales and marketing plans, sales and customer service supervision and strategic planning. Mr. O'Brien received a Bachelor of Science degree in Marketing and Business Administration from the University of South Dakota in 1998.

        Chief Financial Officer/Director
        --------------------------------

        Gregory P. Urbanski, Treasurer, Chief Financial Officer and Director. Prior to co-founding BrowseSafe, Mr. Urbanski served as the controller and operations manager with B.B Kirkbride, a publisher of books and electronic media, for 15 years. His responsibilities with the Company include day-to-day operations, purchasing, personnel and directing financial and investor relations for the Company. Mr. Urbanski graduated in 1975 with a Bachelor of Science Degree in Accounting from Butler University in Indianapolis.

        Vice President/Director
        -----------------------

        J. Marshall Gage, Vice President and Director. Mr. Gage is the CEO and principal shareholder of B.B. Kirkbride, a publisher of books and electronic media located in Indianapolis, Indiana. Mr. Gage has been affiliated with Kirkbride for more than 35 years, beginning in customer service and advancing through positions in credit management, advertising and promotion, sales, treasurer, vice president and ultimately becoming president of the organization. He has an in-depth understanding of the publishing business and is well known in the industry. He has served as a university trustee for Murray State University, has sat on the boards of directors of several companies and has served as chairman of numerous nonprofit associations. In 1960, Mr. Gage graduated from Murray State University with a degree in Business Administration.

    The other key employee is as follows:

        Erik A. Hannemann, 27, Director of Information Technology. Mr. Hannemann's expertise includes network development, implementation, and administration. In addition to these skills he has also developed and implemented database tools for business. The following are his areas of expertise:

        Technical Summary
                Operating Systems:          Database systems:    Languages:
                Windows 3.1                 SQL Server 7.0       Visual Basic
                Windows NT                  Microsoft Access     VBScript
                Windows 95                  File Maker Pro       Active Server
                Windows 98                                       Pages
                Windows 2000                                     HTML
                DOS                                              COBOL
                Linux                                            Borland Delphi

                Tools & utilities:  Office Products:
                Visual SourceSafe   MicroSoft Excel
                Visual InterDev     MicroSoft Access
                Microsoft           MicroSoft
                Information Server  PowerPoint
                PhotoShop           Microsoft Query
                CorelDraw           Microsoft Word
                GoldMine 4.0        WordPerfect/ Lotus
                MicroSoft Proxy     123
                Server
                Netscape SuiteSpot
                MicroSoft IEAK Kit
                Netscape CCK

                ADDITIONAL
                TRAINING
        o       Created Animated
                Movies Using
                Flash 4.0
        o       Configured Cisco
                Routers for a LAN
                environment.
                (Internet Access)
        o       Extensive
                knowledge of
                TCP/IP protocol.
        o       Setup and
                Administered
                Secure Web Sites

    Mr. Hannemann leads a programming team that collectively have expertise in the following areas:

               Technical Summary of BrowseSafe's Programming Team
               --------------------------------------------------

                Operating Systems:          Database systems:    Languages:
                Windows 95                  Visual FoxPro        Visual Basic
                                            (3.0, 5.0)           (3.0, 4.0, 5.0)
                Windows 98                  SQL Server 7.0       VBScript

                Windows NT                  Sybase System 11     Active Server
                Windows 3.1                 Microsoft Access     Pages
                DOS                         (7.0)                Javascript
                UNIX limited                FoxPro for DOS       Paradox for
                Novell 3.11, 4.0            (2.0, 2.5, 2.6)      Windows (4.0,
                LANtastic                   FoxPro for Windows   7.0)
                                            (2.6)                Paradox for DOS
                                            Paradox              (3.0, 4.0, 5.0)
                                            IDMS                 Perl (Internet
                                            Oracle               CGI)
                                                                 HTML
                                                                 COBOL
                                                                 Assembler
                                                                 Borland C++
                                                                 JCL
                                                                 Borland Delphi
                Tools & utilities:          Office Products:
                Visual SourceSafe           Excel
                (4.0)
                Crystal Reports             Access
                (3.0, 4.0, 5.0,
                6.0)
                Multi 3rd Party             PowerPoint
                Products                    Microsoft Query
                Microsoft Word
                Certifications

                Microsoft Certified Professional Microsoft Certified Solution Developer Certified Sybase Professional DBA Oracle Certified Professional DBA Microsoft Visual Basic Microsoft Visual FoxPro Microsoft Access Microsoft Windows 95 Architecture Sybase System 11 - SQL Microsoft SQL Server

        At present, there are no committees of the board of directors. There are no arrangements or understanding between any director and any other person pursuant to which any person was elected or nominated as a director.

        The Company's bylaws provide that the size of the board of directors shall be between one and five members with the exact number within that range determined from time to time by resolution of the board of directors. There are presently five authorized positions as members of the board, one of which is vacant. Keith Balderson, one of the Company's directors, submitted his resignation effective March 2, 2000. The vacancy has not been filled.

        The five directors were originally appointed to the board in connection with the closing of the share exchange effective as of June 24, 1999, to serve until the next annual meeting of shareholders. The directors are elected by the shareholders for one year terms. The Company anticipates expanding its board when it has identified individuals who are prominent educators or have an expertise in software development and other areas germane to the Company's business.

Indemnification Of Officers, Directors And Others

        The Company's bylaws provide that it shall indemnify its officers and directors, and its former officers and directors, against all expenses (including attorney's fees), claims, judgments, liabilities, and amounts paid in settlement arising out of his or her services on behalf of the Company subject to the qualifications contained in Nevada law as it now exists, except that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his or her own negligence or willful misconduct. Nevada law provides the Company cannot indemnify its officers, directors, employees and agents when it asserts a direct claim against them and a court of competent jurisdiction finds that they are liable to the Company except as allowed by a court of competent jurisdiction.

        Nevada law generally provides that a corporation shall have such power to indemnify officers, directors, employees and agents to the extent they acted in good faith in a manner they reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. Nevada law also generally provides in the event an officer, director, employee or agent shall be judged liable, enter into a settlement, or any other resolution of the claim, except when a claim is brought by the Company, such indemnification shall apply if approved by the court in which the action was brought, or by a majority vote of the board of directors (excluding any directors who were party to such action), or by independent legal counsel in a written opinion, or by a majority vote of stockholders. Nevada law also generally provides that in the event an officer, director, employee or agent is successful on the merits or otherwise in defense of any action, suit or proceeding, the Company shall indemnify him or her against expenses including attorneys' fees.

        As of November, 1999 the Company does not have, but reserves the right to purchase and maintain, directors and officers insurance insuring its directors and officers against any liability arising out of their status as such, regardless of whether the Company has the power to indemnify such persons against such liability under applicable law.

        Insofar as indemnification for liabilities arising under the Securities Exchange Act of 1934 may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

        Nevada Revised Statute Section 78.037 states that a Nevada corporation's articles of incorporation may include provisions to the effect that directors of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) for the payment of distributions under Nevada Revised Statute Section 78.300. The Company's articles of incorporation include provisions of the type permitted by Nevada Revised Statute Section 78.037.

Compliance With Section 16(A) Of The Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

       Based on a review of copies of the reports the Company has received from persons required to make such filings and our own records, the persons subject to the Section 16(a) reporting requirements should have filed the required reports within five days of January 22, 2000, the date the Company's Form 10-SB became automatically effective. However, the Company was still clearing comments from the SEC on its Form 10-SB until March 22, 2000. The reports were filed by the four current officers, directors and 10% shareholders on March 24, 2000. The former director has not filed his report.

ITEM 10. EXECUTIVE COMPENSATION

        For the two fiscal years ending December 31, 1997 and 1998, the Company, which was then known as Motioncast Television Corporation of America, had no operations and was considered a development stage company. During that period, it paid no compensation to executive officers and directors. As of June, 1999, the Company engaged in a share exchange with BrowseSafe.com, Inc. which resulted in BrowseSafe.com, Inc becoming a wholly owned subsidiary of Motioncast. Motioncast changed its name to BrowseSafe.com, Inc. and BrowseSafe.com, Inc. changed its name to BrowseSafe Technology, Inc. As a result of the share exchange, the Company became an operating Company engaged in the business activities described in this report.

        From inception to May 19, 1999, the BrowseSafe business was operated in BrowseSafe, LLC, an Indiana limited liability company. The following table sets forth certain information as to the Company's executive officers and directors for the period ending December 31, 1998 and January 1, 1999 through December 31, 1999. Except as shown on the next table relating to Stock Options, no other compensation was paid any such officers and directors.

                                                  LONG TERM
                        ANNUAL COMPENSATION      COMPENSATION
                        -------------------      ------------
Name and                                         Options       Other
Principal Position    Period            Salary   (Shares)   Compensation
--------------------- ------            ------   --------   ------------

Mark W. Smith         1998              $18,560 (1) -0-      -0-
Chief Executive       1/1/99-12/31/99   $91,000 (2) -0-      -0-
Officer

Ted P. O'Brien        4/3/98-12/31/98   $13,520 (1) -0-      -0-
Vice President        1/1/99-12/31/99   $78,000 (2) -0-      -0-
of Sales & Marketing

Gregory P. Urbanski   4/3/98-12/31/98   $5,000  (1) -0-      -0-
Chief Financial       1/1/99-12/31/99   $39,000 (2) -0-      -0-
Officer

J. Marshall Gage      4/3/98-12/31/98   $5,400 (1)  -0-      -0-
Senior Vice           1/1/99-12/31/99    -0-        -0-      -0-
President

(1) In order to conserve cash flow, the Company accrued a portion of officers' salaries and deferred payment until the Company had the financial resources. Mr. Smith was paid $4,640 in salary in 1998 and was paid the accrued balance of $13,920 on March 10, 2000. Mr. O'Brien was paid $3,380 in salary in 1998 and was paid the accrued balance of $10,140 on March 10, 2000. Mr. Urbanski was paid $1,250 in salary in 1998 and was paid the accrued balance of $3,750 on March 10, 2000. Mr. Gage was paid $400 in salary in 1998 and was paid the accrued balance of $5,020 on March 10, 2000.

(2) In order to conserve cash flow, the Company accrued a portion of officers' salaries and is deferring payment until the Company has the financial resources later in 2000. Mr. Smith was paid $58,778 in salary in 1999. The Company has accrued $32,222 in deferred salary for Mr. Smith for 1999. Mr. O'Brien was paid $48,290 in salary in 1999. The Company has accrued 29,710 in deferred salary for Mr. O'Brien. Mr. Urbanski was paid $15,670 in salary in 1999. The Company has accrued $23,330 in deferred salary for Mr. Urbanski.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 6, 2000 the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the Company's voting securities; (ii) each executive officer and directors; and (iii) all executive officers and directors as a group.


                               Common Stock (1)
                            ----------------------
                                                           % of
Name or Group                Number of Shares        Voting Securities
-------------                ----------------        -----------------
Executive Officers
and Directors (2)

Mark W. Smith                   4,474,400                 24.7541%
Ted P. O'Brien                  2,237,200                 12.3771%
Gregory P. Urbanski             2,237,200                 12.3771%
J. Marshall Gage                2,237,200                 12.3771%
Officers and Directors         11,186,000                 61.8854%
as a group (4 persons)

5% Shareholders (2)

BrowseSafe, LLC                11,186,400                 67.6398%


(1) Based upon a total of 18,075,346 shares outstanding as of March 6, 2000. Stock issuable upon exercise of outstanding stock options, warrants and/or convertible notes is shown on the table below.

(2) All of the shares beneficially owned by the Executive Officers and Directors are held in the name of BrowseSafe, LLC, an Indiana limited liability company, which is wholly owned by the Executive Officers and Directors. Beneficial ownership of the shares is shown based upon the ownership of BrowseSafe, LLC. Unless otherwise indicated, the business address for the persons listed in the table is7202 East 87th Street, Suite 109, Indianapolis, Indiana 462256.

        As of November 16, 1999, the Company adopted a stock option plan. The Company may issue incentive stock options, as defined in the Internal Revenue Code of 1986, or non-qualified stock options to purchase up to 3,000,000 shares of common stock under the plan. The Company has issued stock options to purchase an aggregate of 1,250,000 shares of common stock to its executive officers and directors. The following table sets forth, as of December 31, 1999, the beneficial ownership of options, warrants or rights to purchase the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the Company's voting securities; (ii) each executive officer and directors; and (iii) all executive officers and directors as a group. Except as otherwise indicated, all options, warrants or rights are owned directly.


             Officers and Directors    No. of Options       Exercise Price
             ----------------------    --------------       --------------
             Mark Smith                    450,000                $0.5625
             Ted O'Brien                   350,000                $0.5625
             Greg Urbanski                 350,000                $0.5625

All options vest at a rate of at least 20% per year over a period of five years with the first 20% becoming exercisable on the first anniversary of the date when the options were granted.

        All options will lapse on the earliest of the following events:

     (i)  The tenth anniversary of the date of grant of the option;

     (ii) The first anniversary of the optionee's death;

     (iii) The first anniversary of the date when the optionee ceases to be an employee due to total and permanent disability or death;

     (iv) Thirty (30) days after the optionee ceases to be an employee for any reason other than total and permanent disability or death;

     (v) On the date determined by the Board of Directors for an extraordinary corporate transaction such as a reorganization, consolidation, dissolution, etc.;

     (vi) The date the optionee files or has filed against him or her a petition in bankruptcy; or

     (vii) The expiration date specified in the optionee's stock option agreement.

       The Company has not awarded stock appreciation rights to any of its employees and it has no long-term incentive plans, as that term is defined in SEC regulations.

Compensation Of Directors

       No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors other than the granting of stock options. It is anticipated that during the next twelve months the Company will not pay any direct or indirect remuneration to any of its directors in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Prior to June, 1999, the Company, which was then known as Motioncast Television Corporation of America, had no operations, had assets consisting of only of cash and had minimal liabilities. Motioncast was considered a development stage company. Its stock was listed on the OTC Bulletin Board as of October, 1998.

        As of January 1, 1999, the Company entered into an employment agreement for a period of two years with Michael Zapara, the principal shareholder of the Company. Michael Zapara was hired as the Executive Manager of the Company to perform such duties as were reasonably required of him in such capacity. The compensation to be paid under this agreement was 200,000 shares of Company common stock per year; however, pursuant to the mutual agreement of Michael Zapara and the Company, such compensation was not paid. Effective upon the closing of the Share Exchange Agreement, Michael Zapara and the Company agreed to terminate the Employment Agreement in exchange for the issuance of 50,000 shares of the Company's common stock to Michael Zapara.

        In addition, as of February 1, 1999, the Company entered into a Placement Agreement with Alexis Capital, Inc., ("Alexis") under which Alexis was to serve as a placer and consultant in connection with the merger or sale of Motioncast. To the best of the Company's current knowledge, Alexis was one hundred percent owned by Michael Zapara. The compensation to be paid was 10% of the amount of the transaction, 5% in cash and 5% in stock. Pursuant to the mutual agreement of Alexis and the Company, such compensation was not paid. Effective upon the closing of the Share Exchange Agreement, Alexis and the Company agreed to terminate the Placement Agreement in exchange for the issuance of 50,000 shares of the Company's common stock to Alexis.

        On November 1, 1998, the Company (which was still known as Motioncast) also entered into a Securities Transfer Agent & Registrar Agreement with Alexis Stock Transfer, under which Alexis Stock Transfer served as the transfer agent and registrar for the Company. To the best of the Company's current knowledge, Alexis Stock Transfer is one hundred percent owned by Gina Zapara, the wife of Michael Zapara. Alexis Stock Transfer is currently being compensated pursuant to its current fee schedule. The basic fees are as follows:

        Setup Fee:  $500
        Monthly Maintenance Fee:  $100
        Cancel and Issue Certificate:  $25 per certificate
        Issuance of Rule 144/Restricted Certificate: $50 per certificate Record Storage Fee: $50 per month

Following the share exchange, the Securities Transfer Agent & Registrar Agreement remained in effect subject to an amendment which bound the transfer agent to maintain the fee structure in effect as of the date of the share exchange through December 31, 2000. The Company pays the customary and usual fees to the transfer agent associated with its services.

        In 1999, Mark Smith and Greg Urbanski, who are executive officers and directors of the Company, made personal loans to the Company of approximately $60,000 and $50,000, respectively, to fund operating expenses. These loans were non-interest bearing and were not evidenced by promissory notes. The Company repaid these loans without interest in February, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with an indication of the location of the Exhibit:

                                  EXHIBIT INDEX

------------------------------------------------------------------------------------------
  Exh. No.                                  Document                                 No.
------------------------------------------------------------------------------------------
     3.1       Articles of Incorporation of Orange County Bancorp, dated June 8,     (1)
               1990, incorporated by reference to Exhibit 2.1 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.2       Bylaws of Medical Accounting & Computers (formerly Orange County      (1)
               Bancorp), dated June 8, 1990, incorporated by reference to
               Exhibit 2.2 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.3       Certificate of Amendment of the Articles of Incorporation of          (1)
               Orange County Bancorp reflecting the Name change to Medical
               Accounting & Computers, dated December 30, 1992, incorporated by reference to Exhibit 2.3 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.4       Certificate of Amendment of the Articles of Incorporation of          (1)
               Medical Accounting & Computers reflecting the Name Change to
               Motioncast Television Corporation of America and a 5 for 1 forward stock split, dated October 22, 1998, incorporated by reference to
               Exhibit 2.4 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.5       Certificate of Amendment of the Articles of Incorporation of          (1)
               Motioncast Television Corporation of America reflecting a 25 to 1 reverse stock split, dated February 26, 1999, incorporated by reference to Exhibit 2.5 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.6       Articles of Incorporation of BrowseSafe.com, Inc., dated July 28,     (1)
               1999, incorporated by reference to Exhibit 2.6 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.7       Bylaws of BrowseSafe.com, Inc., dated July 28, 1999, incorporated     (1)
               by reference to Exhibit 2.7 to Form 10-SB12G dated November 24,
               1999
------------------------------------------------------------------------------------------
     3.8       Secretary of State Corporate Charter for BrowseSafe.com, Inc.,        (1)
               dated July 28, 1999, incorporated by reference to Exhibit 2.8 to
               Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     3.9       Certificate of Amendment of the Articles of Incorporation of          (1)
               BrowseSafe.com, Inc. reflecting the Name Change to, BrowseSafe
               Technology, Inc., dated July 28, 1999, incorporated by reference to Exhibit 2.9 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    3.10       Certificate of Amendment of the Articles of Incorporation of          (1)
               Motioncast Television Corporation of America reflecting the Name
               Change to BrowseSafe.com, Inc., dated July 28, 1999, incorporated by reference to Exhibit 2.10 to Form 10-SB12G dated November 24,
               1999
------------------------------------------------------------------------------------------
    3.11       BrowseSafe LLC Operating Agreement, effective as of March 26,         (1)
               1998, incorporated by reference to Exhibit 2.11 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
    3.12       BrowseSafe LLC Articles of Organization, dated March 26, 1998,        (1)
               incorporated by reference to Exhibit 2.12 to Form 10-SB12G dated
               November 24, 1999
------------------------------------------------------------------------------------------
    3.13       BrowseSafe LLC Articles of Correction, dated June 22, 1998,           (1)
               incorporated by reference to Exhibit 2.13 to Form 10-SB12G dated
               November 24, 1999
------------------------------------------------------------------------------------------
     4.1       Share Exchange Agreement by and among Motioncast Television           (1)
               corporation of America, BrowseSafe.com, Inc. and all of the shareholders of BrowseSafe, dated 1999, incorporated by reference to Exhibit 3.1 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
     4.2       Securities Subscription Agreement between BrowseSafe.com., Inc.
               and Rim Capital, dated December 6, 1999
------------------------------------------------------------------------------------------
     4.3       Escrow Agreement by and among Rim Capital Group, L.L.C. and Edward
               H. Burnbaum, dated December 10, 1999
------------------------------------------------------------------------------------------
     4.4       Warrant to Purchase Common Stock of BrowseSafe.com, Inc. by
               Michael Mercier, dated February 10, 2000
------------------------------------------------------------------------------------------
     4.5       Stockholder Lock-up Agreement between California Applied Research,
               Inc. and BrowseSafe.com, Inc. dated February 10, 2000
------------------------------------------------------------------------------------------
     4.6       Stockholder Lock-up Agreement between Michael Mercier and
               BrowseSafe.com, Inc. dated February 10, 2000
------------------------------------------------------------------------------------------
     4.7       Registration Rights Agreement by and among California Applied
               Research, Inc., Michael Mercier and BrowseSafe.com, Inc. dated
               February 10, 2000
------------------------------------------------------------------------------------------
     4.8       Investment Agreement between BrowseSafe.com, Inc. and Swartz
               Private Equity, LLC, dated March 14, 2000
------------------------------------------------------------------------------------------
     4.9       Registration Rights Agreement between BrowseSafe.com, Inc. and
               Swartz Private Equity, LLC, dated March 14, 2000
------------------------------------------------------------------------------------------
    4.10       Warrant to Purchase Common Stock of BrowseSafe.com, Inc. by Swartz
               Private Equity, LLC, dated March 14, 2000
------------------------------------------------------------------------------------------
    4.11       Warrant Side Agreement between BrowseSafe.com, Inc. and Swartz
               Private Equity, LLC, dated March 14, 2000
------------------------------------------------------------------------------------------
    10.1       Securities Transfer Agent & Registrar Agreement by and between        (1)
               Alexis Stock Transfer and Motioncast Television Corporation of
               America, dated November 1, 1998, incorporated by reference to
               Exhibit 6.1 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    10.2       Note between Peoples Bank & Trust Company and BrowseSafe, LLC,        (1)
               dated November 9, 1998, incorporated by reference to Exhibit 6.2 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    10.3       Asset and Liability Contribution Agreement by and among               (1)
               BrowseSafe, LLC, BrowseSafe.com, Inc., Minati Financial, Inc.,
               Torquay Holdings, Ltd., Vista Financial Corp., El Coyote Capital
               Corp., Jupiter Financial Services, Inc., Kyline Investment Corp.,
               Chariot Group, Ltd., Sid-Barney, Inc., Sterling Overseas
               Investments SA, Albury Capital Corp., Eivissa Capital Corp.,
               Hemisphere & Associates, Ltd., and Magellan Holdings, Ltd.,
               incorporated by reference to Exhibit 6.3 to Form 10-SB12G dated
               November 24, 1999
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
    10.4       Agreement by and between BrowseSafe, LLC, BrowseSafe.com, Inc.        (1)
               Barisal Capital Corporation and Fergus Capital Corporation, dated
               June 9, 1999, incorporated by reference to Exhibit 6.4 to Form
               10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    10.5       Amendment to the Agreement between Motioncast Television              (1)
               Corporation of America and Alexis Stock Transfer, dated July 12,
               1999, incorporated by reference to Exhibit 6.5 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    10.6       Mutual Release and Settlement Agreement between Jerry E. Blythe,      (1)
               Winthrop Associates, BrowseSafe, LLC, BrowseSafe.com, Inc. and
               BrowseSafe Technology, Inc., dated October 11, 1999, incorporated by reference to Exhibit 6.6 to Form 10-SB12G dated November 24,
               1999
------------------------------------------------------------------------------------------
    10.7       Browsesafe.com, Inc. Stock Option Plan dated November 17, 1999.       (1)
               incorporated by reference to Exhibit 6.7 to Form 10-SB12G dated
               November 24, 1999
------------------------------------------------------------------------------------------
    10.8       Confidential Investment Banking Consulting Agreement for              (1)
               BrowseSafe.com, Inc., incorporated by reference to Exhibit 6.8 to
               Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    10.9       Riverside /Vendor Fulfillment Agreement, dated August 1, 1998,        (1)
               Consent letter from Barry L. Friedman, P.C., dated November 17,
               1999 incorporated by reference to Exhibit 6.9 to Form 10-SB12G/A dated January 11, 2000
------------------------------------------------------------------------------------------
    10.10      Exodus Communication, Inc., Internet Data Center Services             (1)
               Agreement, dated December 31, 1998, incorporated by reference to
               Exhibit 6.10 to Form 10-SB12G/A dated January 11, 2000
------------------------------------------------------------------------------------------
    10.11      Confidential Investment Banking Consulting Agreement with Ronald      (1)
               Ardt, incorporated by reference to Exhibit 4.1 to Form S-8 dated
               March 21, 2000
------------------------------------------------------------------------------------------
    10.12      Consulting Agreement with Len Shorkey, incorporated by reference      (1)
               to Exhibit 4.2 to Form S-8 dated March 21, 2000
------------------------------------------------------------------------------------------
    10.13      Consulting Agreement by and between Victoria L. Lee and
               BrowseSafe.com, Inc., dated January 5, 2000
------------------------------------------------------------------------------------------
    10.14      Lease Agreeement between Browsesafe.com, Inc. and new Boston
               Citimark Limited Partnership, dated March 1, 2000
------------------------------------------------------------------------------------------
     27        Financial Data Schedule incorporated by reference to Exhibit 27 to    (1)
               Form 10-SB12G/A dated February 16, 2000
------------------------------------------------------------------------------------------
    99.1       Consent letter from Barry L. Friedman, P.C., dated November 17,       (1)
               1999 incorporated by reference to Exhibit 10.1 to Form 10-SB12G dated November 24, 1999
------------------------------------------------------------------------------------------
    99.2       Consent letter from Barry L. Friedman, P.C., dated January 4,         (1)
               2000, incorporated by reference to Exhibit 10.2 to Form 10-SB12G/A dated January 11, 2000
------------------------------------------------------------------------------------------
    99.3       Resignation of Keith Balderson
------------------------------------------------------------------------------------------

(1)     Previously filed in indicated registration statement or report.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.


                                   Signatures

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BROWSESAFE.COM, INC.


                           By: /s/ Greg Urbanski
                               -----------------------

                           Title:  Chief Financial Officer
                           Date:   April 6, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                           By /s/ Greg Urbanski
                             -----------------------

                           Title: Chief Financial Officer
                           Date:  April 6, 2000

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           December 31, 1999 and 1998

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Independent Auditors' Report                                         1-2

Consolidated Balance Sheets                                           3

Consolidated Statements of Operations                                 4

Consolidated Statements of Stockholders' Deficit                      5

Consolidated Statements of Cash Flows                                 6

Notes to Consolidated Financial Statements                           7-17

                          Independent Auditors' Report



Board of Directors and Stockholders
BrowseSafe.com, Inc. (A Development Stage Company)



We have audited the accompanying consolidated balance sheets of BrowseSafe.com, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999, the period from February 10, 1998 (date of inception) to December 31, 1998, and the period from February 10, 1998 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BrowseSafe.com, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the period from February 10, 1998 (date of inception) to December 31, 1998, and the period from February 10, 1998 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is in the development stage and has incurred significant losses since its inception. The Company will require significant additional financing and ultimately must continue development of its product and distribution channels, generate revenues and successfully attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





KATZ, SAPPER & MILLER, LLP
Certified Public Accountants

Indianapolis, Indiana
March 10, 2000

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                               December 31,
                                                                                   1999            1998
                                                                                   ----            ----
CURRENT ASSETS
     Cash                                                                      $      6,475    $        418
     Inventories-finished goods                                                                       6,889
     Prepaid consulting expense-Note 12                                             177,344            --
     Prepaid expenses and other                                                      54,950            --
                                                                               ------------    ------------
        Total Current Assets                                                        238,769           7,307

OFFICE AND COMPUTER EQUIPMENT, at cost, less
 accumulated depreciation of $11,395 in 1999 and $516
 in 1998                                                                             93,281          21,137

WEB DESIGN COSTS, net of amortization of $50,430 in 1999                             50,430         100,860

DEPOSITS                                                                             24,034           1,460

PRODUCT DEVELOPMENT COSTS                                                            78,950            --
                                                                               ------------    ------------

        TOTAL ASSETS                                                           $    485,464    $    130,764
                                                                               ============    ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Bank line of credit-Note 4                                                $    198,944    $    106,066
     Accounts payable                                                               348,442         276,523
     Accrued payroll                                                                127,875          20,000
     Payable to related party-Note 3                                                105,847          70,095
     Accrued stock issuance-Notes 10 and 12                                         337,500
     Current maturities of long-term debt-Note 4                                     34,314
     Note payable-Note 3                                                            176,389           9,500
                                                                               ------------    ------------
        Total Current Liabilities                                                 1,329,311         482,184

LONG-TERM DEBT-Note 4                                                                29,310

CONTINGENCIES-Notes 5, 6, 8 and 16                                                     --              --
                                                                               ------------    ------------

        Total Liabilities                                                         1,358,621         482,184
                                                                               ------------    ------------

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 25,000,000 shares authorized, 19,075,346 shares (11,200,000 shares in 1998) issued and 17,575,346 shares
      (11,200,000 shares in 1998) outstanding                                        17,575          11,200
     Additional paid-in capital                                                     864,993         178,800
     Accumulated deficit                                                         (1,755,725)       (541,420)
                                                                               ------------    ------------
        Total Stockholders' Deficit                                                (873,157)       (351,420)
                                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    485,464    $    130,764
                                                                               ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       February 10,     February 10,
                                                           1998             1998
                                                        (Inception)     (Inception)
                                         Year Ended         to               to
                                        December 31,    December 31,    December 31,
                                            1999            1998            1999
                                        ------------    ------------    ------------

REVENUE                                 $        672    $       --      $        672
                                        ------------    ------------    ------------
MARKETING, GENERAL AND ADMINISTRATIVE
 EXPENSES
     Product development and internet
      expenses                                 1,940         117,471         119,411
     Marketing and advertising                79,086         224,721         303,807
     Payroll expenses                        387,330         110,752         498,082
     Legal and professional                  206,287          23,314         229,601
     Hardware lease expenses                  75,940             943          76,883
     Contract termination                    200,000                         200,000
     Depreciation and Amortization            61,310             516          61,826
     Interest expenses                        91,378           1,861          93,239
     Other expenses                          111,706          61,842         173,548
                                        ------------    ------------    ------------
        Total Expenses                     1,214,977         541,420       1,756,397
                                        ------------    ------------    ------------

Net Loss before Income Taxes              (1,214,305)       (541,420)     (1,755,725)

INCOME TAXES-Note 14                            --              --              --
                                        ------------    ------------    ------------

NET LOSS                                $ (1,214,305)   $   (541,420)   $ (1,755,725)
                                        ============    ============    ============

NET LOSS PER COMMON SHARE-Note 9        $     (0.087)   $     (0.048)

WEIGHTED AVERAGE SHARES OUTSTANDING       14,016,478      11,200,000

See Accompanying Notes to Consolidated Financial Statements.

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        Year Ended December 31, 1999 and
     Period from February 10, 1998 (date of inception) to December 31, 1998

                                                                                                      Additional
                                                            Members'      Common        Paid-in       Accumulated
                                                            Deficit       Stock         Capital        Deficit         Total
                                                            -------       -----         -------        -------         -----

Capital contributions from members of BrowseSafe LLC
 at inception on February 10, 1998                       $   190,000                                                $   190,000

Net loss                                                    (541,420)                                                  (541,420)

Reclassification of members' deficit to reflect
 contribution of BrowseSafe LLC assets and liabilities
 to BrowseSafe.com, Inc. in exchange for 11,200,000
 shares of BrowseSafe.com, Inc. common stock-Note 2          351,420    $    11,200    $   178,800   $  (541,420)   $      --
                                                         -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1998                                    --           11,200        178,800      (541,420)      (351,420)

Issuance of common stock-Note 2                                               2,738         24,645                       27,383

Effect of transaction with Motioncast-Note 2                                  2,100        372,720                      374,820

500,000 shares issued and held in escrow as collateral for liability-Note 10

1,000,000 shares issued and held in escrow pursuant
 to consulting agreement-Note 12                                                                                           --

Warrants issued for services                                                                71,094                       71,094

Interest expense attributable to the beneficial
 conversion feature of debentures-Note 11                                                   66,667                       66,667

Conversion of debentures to common stock                                      1,537        151,067                      152,604

Net loss                                                        --             --             --      (1,214,305)    (1,214,305)
                                                         -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1999                             $      --      $    17,575    $   864,993   $(1,755,725)   $  (873,157)
                                                         ===========    ===========    ===========   ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        February 10,   February 10,
                                                                           1998           1998
                                                                        (Inception)    (Inception)
                                                         Year Ended         to             to
                                                         December 31,   December 31,   December 31,
                                                            1999           1998           1999
                                                            ----           ----           ----
OPERATING ACTIVITIES
     Net loss                                            $(1,214,305)   $  (541,420)   $(1,755,725)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                         61,310            516         61,826
        Noncash services                                      31,250                        31,250
        Noncash settlement                                   200,000                       200,000
        Interest expense attributable to beneficial
         conversion feature of debentures                     66,667                        66,667
        (Increase) decrease in certain current assets:
           Inventories                                         6,889         (6,889)
           Prepaid expenses and other                        (54,950)                      (54,950)
        Increase in certain current liabilities:
           Accounts payable                                   71,919        276,523        348,442
           Due to related party                               35,752         70,095        105,847
           Accrued payroll                                   107,875         20,000        127,875
                                                         -----------    -----------    -----------
              Net Cash (Used) by Operating
               Activities                                   (687,593)      (181,175)      (868,768)
                                                         -----------    -----------    -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                      (8,879)       (21,653)       (30,532)
     Increase in deposits                                    (22,574)        (1,460)       (24,034)
     Product development costs                               (78,950)                      (78,950)
     Web design costs                                           --         (100,860)      (100,860)
                                                         -----------    -----------    -----------
              Net Cash (Used) by Investing
               Activities                                   (110,403)      (123,973)      (234,376)
                                                         -----------    -----------    -----------

FINANCING ACTIVITIES
     Proceeds from note payable                              184,889          9,500        194,389
     Repayments of notes payable                             (18,000)                      (18,000)
     Repayments of capital lease                             (10,521)                      (10,521)
     Net proceeds of line of credit borrowings                92,878        106,066        198,944
     Proceeds from debentures                                152,604                       152,604
     Proceeds from issuance of common stock                  402,203                       402,203
     Contributed capital                                        --          190,000        190,000
                                                         -----------    -----------    -----------
              Net Cash Provided by Financing
               Activities                                    804,053        305,566      1,109,619
                                                         -----------    -----------    -----------

NET INCREASE IN CASH                                           6,057            418          6,475

CASH
     Beginning of Period                                         418           --             --
                                                         -----------    -----------    -----------

     End of Period                                       $     6,475    $       418    $     6,475
                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                              $    22,084    $       795    $    22,879
     Noncash investing and financing activities:
        Assets acquired through capital lease                 74,145                        74,145
        Conversion of debentures to common stock             152,604                       152,604
        Warrants issued for consulting services               71,094                        71,094
        Stock to be issued for consulting
         services                                            137,500                       137,500

See Accompanying Notes to Consolidated Financial Statements.

                       BROWSESAFE.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General: BrowseSafe.com, Inc. (the "Company") is a development stage company which intends to develop and distribute computer software that will allow families to use the Internet safely while giving parents the freedom to choose what their children can and cannot access.

    Principals of Consolidation: The consolidated financial statements include the accounts BrowseSafe.com, Inc. and its wholly-owned subsidiary, BrowseSafe Technology, Inc., as well as the accounts of the Company's predecessor, BrowseSafe LLC, which was formed on February 10, 1998. All intercompany balances and transactions have been eliminated from the consolidated financial statements. See Note 2 regarding reorganization and merger.

    Estimates: Management uses estimates and assumptions in preparing these financial statements in conformity with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

    Inventories are valued at the lower of cost or market as determined by the first-in, first-out (FIFO) method.

    Office and Computer Equipment are recorded at cost and are being depreciated over the estimated useful lives of the assets using accelerated methods.

    Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

    Marketing and Advertising Costs are expensed as incurred and totaled $79,086 in 1999 and $224,721 in 1998.

    Start-Up Costs are expensed as incurred.

    Research and Development Costs incurred by the Company to develop and enhance its software are expensed until the product reaches technological feasibility. Costs are then capitalized until the product is ready for the general public. No such costs were capitalized in 1998. $78,950 of costs was capitalized in 1999. These costs will be amortized at the greater of the ratio of current earnings to total anticipated revenues for the software times software costs or minimum straight-line amortization over the estimated remaining economic life of the product. Research and development costs were $63,257 for 1999 and $16,130 for 1998. See Note 5.

    Web Design Costs incurred subsequent to the preliminary project stage are capitalized until the website is operational. A total of $100,860 was capitalized in 1998. Capitalized web design costs are amortized on a straight-line basis over a period of 24 months. The Company began amortizing these costs in 1999. Costs of maintaining and operating the website are expensed as incurred.

    Long-lived Assets, including the Company's equipment and web design and product development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, no adjustments to the carrying amount of long-lived assets have been required.

    Stock Based Compensation: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 13).

NOTE 2 - REORGANIZATION AND MERGER

    In July 1998, BrowseSafe.com, Inc. was incorporated as a Nevada corporation. In May 1999, BrowseSafe LLC and BrowseSafe.com, Inc. entered into an Asset and Liability Contribution agreement. Pursuant to that agreement, BrowseSafe LLC exchanged all of its assets and liabilities for 80% (11,200,000 shares) of the outstanding common stock of BrowseSafe.com, Inc. Simultaneously, an outside group of investors agreed to contribute or cause to be contributed $27,380 and other consideration for 2,738,000 shares of common stock of BrowseSafe.com, Inc. Prior to this transaction, BrowseSafe.com, Inc. had not commenced operations and had no assets or liabilities. For accounting purposes, BrowseSafe LLC was treated as the acquirer. All transferred assets and liabilities were recorded at their historical cost.

    In June 1999, BrowseSafe.com, Inc. and its shareholder entered into a Share Exchange agreement with Motioncast Television Corporation of America (Motioncast). Pursuant to this agreement, all outstanding common shares (13,938,000 total shares, of which 11,200,000 shares were held by BrowseSafe LLC and 2,738,000 shares were held by the investment group as noted in the above transaction) of BrowseSafe.com, Inc. were exchanged for 13,938,000 common shares of Motioncast. Prior to this transaction, Motioncast had 2,100,000 common shares outstanding. Motioncast was a publicly traded entity in the development stage whose only asset was cash and had minimal liabilities. BrowseSafe.com, Inc. survived this merger as a wholly-owned subsidiary of Motioncast. Immediately following this transaction, BrowseSafe.com, Inc. changed its name to BrowseSafe Technology, Inc. and Motioncast changed its name to BrowseSafe.com, Inc. All ongoing operations are conducted in BrowseSafe Technology, Inc.

    Pursuant to the Asset and Liability Contribution agreement and the Share Exchange agreement, the outside investors were required to contribute funds of approximately $570,000 in exchange for 120,000 shares of common stock. To date, the outside investors have contributed approximately $440,000 ($402,200 net of expenses of $37,800). Additionally, the outside investors were obligated to cause BrowseSafe.com, Inc. to receive at least $1,500,000 of proceeds from the sale of common stock no later than November 30, 1999.

    The Company has issued but not delivered 2,738,000 shares and has not issued 120,000 shares to the outside investors due to their failure to complete the requirements of the two agreements. Management has advised all these outside investors they were in breach of the agreement and provided them an opportunity to remedy the situation (see Note 16).

    For financial statement purposes, BrowseSafe Technology, Inc. is considered as the acquiring company, and the merger was treated as a "reverse acquisition". Pursuant to this accounting treatment, BrowseSafe Technology, Inc. is deemed to have issued stock for the acquisition of Motioncast. Prior to this transaction, Motioncast had 2,100,000 common shares outstanding and tangible net assets (cash) of $374,820. The accompanying consolidated statement of stockholders' deficit for the year ended December 31, 1999, reflects this transaction as if BrowseSafe.com issued 2,100,000 common shares for Motioncast.

NOTE 3 - RELATED PARTY TRANSACTIONS

    The Company had a demand note payable of $37,120, which bears interest at 12%, to a company controlled by one of its stockholders. This note was repaid in February 2000.

    The Company had non-interest bearing notes payable to its stockholders totaling $139,269 at December 31, 1999. These notes were repaid in February 2000.

    The Company also leased office space from the above-mentioned related entity through February 2000. Rent expense paid to the entity was $8,140 in 1999 and $11,030 in 1998.

    The Company also receives certain general and administrative services from the related entity. Total charges for these services were $32,541 in 1999 and $50,000 for 1998. At December 31, 1999, the Company owed this entity $105,847 (for these services and unpaid rents), which is included in accounts payable. This amount was paid in February 2000.

NOTE 4 - DEBT AND CREDIT ARRANGEMENTS

    The Company had a secured line of credit for short-term bank borrowings of up to $200,000. Interest was payable monthly at the Bank's prime lending rate. The line of credit was subject to renewal in November 1999 and is guaranteed by certain stockholders of the Company. This line of credit was converted to a short-term note payable on November 9, 1999, due with accrued interest on February 15, 2000. The Company repaid this obligation in February 2000.

    At December 31, 1999, long-term debt of the Company was comprised of the following:

       Equipment lease obligation payable in quarterly installments of $10,521, including interest imputed at 15.2%, through
        July 2001. Secured by equipment recorded at a cost of
        $74,145 with accumulated amortization of $3,707 at
        December 31, 1999.                                          $ 63,624

       Less:  Current maturities                                      34,314
                                                                    --------

         Total Long-term Debt                                       $ 29,310
                                                                    ========

    At December 31, 1999, the future required capital lease payments for the above long-term obligation were as follows:

                                                          Capital Lease
             Payable In                                      Payments
             ----------                                      --------

                 2000                                        $ 42,084
                 2001                                          31,563
                                                             --------
       Total Required Lease Payments                           73,647
       Less:  Amount representing interest                     10,023
                                                             --------

         Net Lease Obligation                                $ 63,624
                                                             ========

NOTE 5 - ROYALTY AGREEMENT

    The Company's product was developed with a third party and the Company purchased software and technology from the third party. The purchase agreement requires the Company to remit 2.5% of gross revenues received from internet service providers (ISP's). Royalty payments continue for a two-year period commencing when the Company has 15,000 active ISP customers. At December 31, 1999 and 1998, the Company had not incurred any royalty expenses relating to this contract.

NOTE 6 - COMMITMENTS

    Rent and maintenance expense paid for computer hardware totaled $75,940 in 1999. Minimum rental commitments at December 31, 1999, under an operating lease were as follows:

             Payable In                               Equipment Rentals
             ----------                               -----------------
                 2000                                        $ 17,491
                 2001                                           2,915
                                                             --------

       Total Required Payments                               $ 20,406
                                                             ========

    In March 2000, the Company entered into a five-year lease agreement for office space. This lease agreement calls for monthly lease payments of $3,794 for the first twenty-four months of the lease, $3,967 for months twenty-five through thirty-six and $4,122 for months thirty-seven through sixty.

NOTE 7 - STOCK TRANSFER AGREEMENT

    The Company has an agreement with a company related to one of its stockholders to act as the Company's agent for transfers of stock and other stock transactions. Total payments made under this agreement totaled $1,915 in 1999.

NOTE 8 - GOING CONCERN UNCERTAINTY

    The Company is a development stage company which has incurred significant losses since its inception. The Company will require significant additional financing and ultimately must continue development of its product and distribution channels, generate revenues and successfully attain profitable operations.

    As discussed in Note 15 to the financial statements the Company has obtained financing of approximately $3,000,000. Additionally, the Company has entered into an agreement to sell up to $30,000,000 of its common stock upon the exercise of certain Put Rights (see note 15). The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement. Management intends to use these proceeds to fund its operations and expansion.

    Since the Company does not have a definitive alternative financing arrangement in place in the event the proceeds from private equity financings are not sufficient to fund working capital needs through the effectiveness of the registration statement described above, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 9 - NET INCOME (LOSS) PER SHARE

    Basic and Diluted Net Income (Loss) per Share: Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby increasing the income per common share.

    The net income (loss) per share calculation is based on the number of share issued and outstanding pursuant to the recapitalization.

    The components of basic and diluted earnings per share were as follows:

                                                           1999          1998
                                                           ----          ----
    Net loss available for common shareholders          (1,214,305)   (541,420)

    Weighted average outstanding shares of common stock 14,016,478  11,200,000

    Earnings (loss) per share: Basic and Diluted            (.087)      (.048)

    Stock options, warrants and contingent stock agreements have been excluded from the diluted earnings per share calculation as their effect would be anti-dilutive.

NOTE 10 - CONSULTING CONTRACT TERMINATION

    On September 19, 1998, the Company entered into a consulting contract with a consultant. The consultant was to provide marketing and business consulting to the Company for a fixed fee of $2,500 per month. The agreement also required the Company to issue 431,250 shares of BrowseSafe.com, Inc. common stock. Additionally, the consultant was to assist the Company locate additional capital and would receive a "finder's fee". In 1999, certain disputes arose between the parties regarding whether the Company received any funding from sources introduced by the consultant. The Company believes the consultant did not provide the services required by the contract. Accordingly, the Company did not pay any fees or issue any stock to the consultant and notified the consultant that the contract was terminated. The Company did not recognize any expense in connection with this agreement during 1998.

    On October 11, 1999, the Company agreed to pay the former consultant $200,000 to settle their dispute. To secure the payment of this amount, the Company issued and placed in escrow 500,000 shares of its common stock. Because the $200,000 payment was not remitted within 120 days, the stock was delivered to the consultant in February 2000.

NOTE 11 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

    In December 1999, the Company entered into an agreement to issue a senior subordinated convertible debenture (the debenture) to a single investor. The debenture (up to $750,000) bears interest at 8% and matures December 10, 2001. An initial funding of $100,000 was required in connection with the closing of the debenture, however future funding is discretionary.

    The debenture is convertible (at the holder's option) into shares of the Company's common stock at a conversion price equal to 75% of the lowest closing bid price for the three days preceding the notice of conversion. Interest on the debenture is paid by issuing common stock of the Company based on 75% of the closing bid price for the three days preceding the monthly interest due date. All fundings outstanding must be converted to stock prior to January 19, 2000. In connection with the debenture, the Company placed 1,000,000 shares in escrow. The escrowed shares were returned to the Company and were cancelled in March 2000.

    The Company will record as interest expense the amounts arising from the beneficial conversion feature contained in the debenture. As of December 31, 1999, $200,000 of funding had been issued, with a discount at the date of issuance of approximately $65,000. As of December 31, 1999 all of the funding has been converted into 1,537,346 shares of the Company's common stock (including 3,734 shares issued for $476 of accrued interest).

    This debenture agreement was terminated in January 2000.

NOTE 12 - CONSULTING AGREEMENT

    In November 1999, the Company entered into a six-month investment banking and consulting agreement. In exchange for the consulting and advisory services, the Company agreed to pay fees of approximately $27,000, issue 100,000 shares of the Company's common stock and grant warrants to purchase up to 50,000 shares of the Company's common stock at $1 per share. The warrants are exercisable for a three-year period. The warrants had to be exercised if the Company's stock traded above $2 for any thirty-day period. The agreement also provides that placement and finders fees will be due if the consultant secures financing for the Company.

    In accordance with the agreement, the shares and warrants are issuable when the Company's Form 10SB is effective and the filing of the Form S-8 registration statement. Management has estimated the value of the services received in exchange for the issuance of the stock and warrants to be approximately $125,000. The Company intends to expense these fees over the corresponding term of the agreement. At December 31, 1999, $93,750 is included in prepaid expenses relating to this contract.

    In December 1999, the Company agreed to issue 100,000 shares of its common stock and grant warrants to purchase 300,000 shares of the Company's common stock for additional consulting and advisory services from this same consultant. The warrants are exercisable in 100,000 increments at .35, .70 and 1.40 per share. The warrants are exercisable over a three-year period. The consultant is fully vested in the warrants and stock upon grant.

    At December 31, 1999, the Company had not yet received the additional services. These amounts will be expensed when the services are performed. The total amount included in prepaid assets relating to this contract is $83,594, which approximates the fair value of the equity instruments issued as of the date of the agreement. The value assigned to the common stock was based on the quoted market value of $37,500. The warrants, which are nonforfeitable, fully vested and exercisable immediately, were valued at approximately $46,000 using the Black-Scholes model as of the contract date, which is the measurement date.

    In March 2000, the consultant exercised all 350,000 warrants outstanding pursuant to the consulting agreements for a total of $155,000. The Company also issued the 200,000 shares of its common stock.

NOTE 13 - STOCK OPTION PLAN

    In November 1999, the Company adopted a stock option plan. Under the terms of the Plan, options and other equity incentive awards to purchase 3,000,000 shares of the Company's common stock may be granted to officers, directors, key employees and consultants at the then current market value of the Company's common shares, as determined by the Company's Board of Directors. All options vest at a rate of at least 20% per year over a five-year period with the first 20% becoming exercisable on the first anniversary of the date when the options were granted. The options generally expire the earlier of ten years, the recipient's death, termination of employment or one year after total disability.

    On November 16, 1999, the Company granted options to key employees to purchase up to 1,250,000 shares of the Company's common stock at an exercise price of $0.5625 per share. At December 31, 1999, no outstanding options were exercisable.

    Transactions involving stock options are summarized as follows:

                                                                              Weighted Average
                                                                   Option         Remaining
                                                     Shares        Price      Contractual Life
                                                     ------        -----      ----------------
       Balance, December 31, 1998                        -            -                -

       Granted                                       1,250,000     $.5625            9.875
       Exercised                                       -              -
       Expired                                         -              -
                                                    ----------     ------

       Balance, December 31, 1999                    1,250,000     $.5625
                                                    ==========     ======

    As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock arrangements which are granted with exercise prices equal to the fair market value at grant date.

    Had compensation cost for all of the stock-based compensation grants issued been determined based on the grant date fair values of awards, reported net loss attributable to common stockholders and net loss per common share would have been increased to the pro forma amounts shown below:

                                                                       1999
                                                                       ----

       Net loss attributable to common stockholders, as reported   $(1,214,305)

       Net loss attributable to common stockholders, pro forma      (1,224,722)

       Net loss per basic and diluted common share, as reported          (.087)

       Net loss per basic and diluted common share, pro forma            (.087)

    The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards may be made each year. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: expected option life of 2.5 years, dividend yield 0%, expected volatility of 97% and risk free interest rates of 6.25%. The weighted average fair value of options granted in 1999 was $.33.

NOTE 14 - INCOME TAXES

    During 1998 and through May 18, 1999, the Company's operated as a limited liability company and income, losses, credits, etc. were recognized for federal income tax reporting purposes by the individual members. Accordingly, no provision for federal or state income taxes on revenue or income was required or recognized in the accompanying 1998 financial statements and for the period from January 1, 1999 through May 18, 1999. On May 19, 1999, the net assets of BrowseSafe, LLC were contributed to BrowseSafe.com, Inc. pursuant to an Asset and Liability Contribution Agreement (Note 2). As a result, deferred tax assets and liabilities are recognized for activity occurring subsequent to May 18, 1999, for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

    The tax effect of the temporary differences comprising deferred income taxes for the year ended December 31, 1999 are as follows:

          Intangible assets                 $(336,000)
          Depreciation and amortization       (24,000)
          Other                                (8,600)
          Net operating loss carryforward     (18,500)
          Valuation allowance                 387,100
                                            ---------

            Total Deferred Income Taxes     $    -0-
                                            ========

    The provision for income taxes (benefit) differed from the tax provision (benefit) computed by applying the expected future federal (34%) and state (7.9) rates due primarily to the settlement of a liability through issuance of stock ($200,476), interest expense related to the beneficial conversion of debentures ($66,667) and through a valuation allowance of $387,100.

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $44,200 that may be used to offset future taxable income. To the extent not utilized, the net operating loss carryforwards will begin to expire in 2014.

NOTE 15 - SUBSEQUENT EVENTS

    In February, 2000, the Company sold 128,571 shares of its common stock at the then prevailing market price of $.35 per share in a private placement to a single investor. The shares are restricted subject to certain registration rights.

    Also, in February, 2000, the Company entered into an agreement with California Applied Research, Inc. ("CAR" which is now known as GenesisTank.com) under which CAR agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per shares payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000, and $1,500,000 on or before March 31, 2000. The shares are restricted subject to certain registration rights. One-third of the shares may be sold upon registration, one-third 90 days following registration, and one-third 180 days following registration.

    In addition, the Company issued five-year warrants to an individual for his services in arranging the CAR financing. The warrants provide for the purchase of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). The warrants were issued according to the following schedule: (a) 475,000 warrants issued prorata as funds were received by the Company, and (b) 75,000 warrants to be issued as a bonus when and if the full $3,000,000 is received by the Company on or before March 31, 2000.

    The Company has valued these warrants at approximately $250,000 using the Black-Scholes model as of the contract date. The Company will record the $250,000 as a reduction of the related equity proceeds.

    In January 2000, the Company entered into a consulting agreement whereby the consultant will receive a fee for financing secured by the consultant. The fee is 4% of the transaction, payable 3% in shares of its common stock (based on a market price of $2.50) and 1% in cash. In connection with the CAR financing, in March 2000, the Company issued 36,000 shares to this consultant and remitted $30,000. The cash paid and the value of the stock on the date the financing is complete (the measurement date) will be recorded as a reduction of the related financing proceeds. The Company estimates the value of the stock issued to be approximately $160,000.

    On March 14, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles the Company to issue and sell, at the Company's option, common stock for up to an aggregate of $30,000,000 during a three-year period commencing on the effective date of a registration statement (a "Put Right"). In order to invoke a put right, the Company must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, the Company must give at least ten but not more than twenty business days' advance notice to Swartz of the date on which it intends to exercise a particular put right and the Company must indicate the number of shares of common stock it intends to sell to Swartz. At the Company's option, it may also designate a maximum dollar amount of common stock (not to exceed $2,000,000) which the Company will sell to Swartz during the put and/or a minimum purchase price per common share, if applicable, at which Swartz may purchase shares during the put. The designated minimum purchase price per common share shall be no greater than 80% of the closing bid price of the common stock on the advanced put notice date.

    The number of common shares sold to Swartz in a given put may not exceed the lesser of:

       15% of the aggregate daily reported trading volume (excluding certain block trades) during a pricing period (excluding certain days where the common stock trade below a Company specified minimum price);

       the intended put amount; and

       9.9% of the common stock outstanding upon completion of the put.

    For each common share, Swartz will pay the Company the lesser of the market price for the applicable pricing period, minus $.05, or 92% of the market price for the applicable pricing period. However, the purchase price may not be less than the designated minimum per share price, if any, that the Company indicated in its notice.

    In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 10% of the purchased common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustments if the price of the common stock goes down.

    On the last business day of each six-month period, if the Company has not put $500,000 of our stock to Swartz, the Company will be required to pay Swartz a non-usage fee equal to the difference between $50,000 and 10% of the aggregate put amounts to Swartz during such six-month period.

    The Company may also terminate its right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement. In the event of a termination by the Company, the Company will be required to pay a termination fee equal to the difference between $100,000 and 10% of the aggregate put amounts to Swartz during the term of the agreement.

    During the term of the investment agreement and for one year after its termination, the Company is prohibited from issuing or selling any capital stock or securities convertible into the Company's capital stock for cash in private capital raising transactions, without obtaining the prior written approval of Swartz which Swartz has agreed to not unreasonably withhold. In addition, Swartz has the option for 10 days after receiving notice to purchase such securities on the same terms and conditions. This right of first refusal does not apply to acquisitions, option plans or strategic partnership or joint ventures.

    On February 9, 2000, the Company agreed to issue 570,000 warrants to Swartz to purchase the Company's common stock in connection with the investment agreement. The warrants are exercisable as follows:

       150,000 upon completion of due diligence
       150,000 on closing the transaction
       150,000 within 6 months of the agreement
       120,000 six months after the effective date of an SEC registration statement

    The warrants are exercisable at the lower of .50 per share or the lowest closing price during six-month periods coinciding with the closing date of the agreement. The Company intends to record the fair value of the warrants using the Black-Scholes model as a reduction of the related equity proceeds.

    The Company will also pay a consultant a 4% fee for this transaction. The consultant will receive 360,000 shares of the Company's common stock and up to $30,000 in cash. The cash will be paid as the Put Rights are exercisable. The Company will record as a reduction of the equity proceeds, the cash paid and the value of the stock based on the quoted market value.

    On March 10, 2000, the Company entered into an amended and restated consulting agreement for business advisory services with an individual in exchange for 50,000 shares of the Company's common stock. The consultant is fully vested in the stock as of the date of the contract. The Company will record this transaction based on the quoted market value of the stock on the contract date ($225,000). The amount will be expensed in 2000.

    On March 10, 2000, the Company also agreed to a contract with an organization and its principal owner to provide financing, advisory and consulting services. The Company will issue up to 450,000 shares of common stock if the quoted market price meets certain levels. The Company will record as an expense the value of the stock based on quoted market price on the date the stock is earned.

    In March 2000, the Company agreed in principle to enter into a contract with consultant for advisory services. The Company anticipates the final contract will require a monthly fee of $10,000, issuing consultant 275,000 shares of the Company's common stock (of which 200,000 shares are restricted) and warrants to purchase 300,000 shares of the Company's common stock at prices ranging from $5 to $15 per share. Upon execution of the contract, the Company will value the stock at its quoted market price on the contract date and value the warrants, using the Black-Scholes method. The amounts will be expensed over the term of the agreement.

NOTE 16 - CONTINGENCIES

    The Company has certain disputes with a group of entities (the "Funding Group") which were parties to the Asset & Liability Contribution Agreement and Share Exchange Agreement under which the Funding Group agreed to provide or cause third parties to provide certain funding to the Company in 1999 in exchange for the issuance shares of the Company's common stock. The Company issued 2,738,000 common shares but has not delivered them to the Funding Group due to the Group's failure to provide all of the funding required by these agreements. In November 1999, the Company advised all members of the Funding Group in writing that they were in breach of the Share Exchange Agreement and the Asset & Liability Contribution Agreement and provided them an opportunity to remedy the breach. The Company received two letters dated March 1, 2000, from an attorney which stated that he represents the Funding Group. The letter demanded delivery of the 2,738,000 shares and contends that the Company made false and misleading disclosures about the Funding Group.

    The Company strongly disagrees with the Funding Group's allegations. The Company believes it will prevail if this matter results in a lawsuit. The Company's attorneys are in discussions with the attorney for the Funding Group. The Company is currently evaluating what actions to take with respect to the claims of the Funding Group.

NOTE 17 - OTHER

    In July 1999, the Company agreed to issue approximately 11,000 shares of its common stock to certain vendors in full satisfaction of a trade payable. The Company entered into these agreements in order to conserve cash reserves and at the request of the vendors. The Company has recorded the related expense at $33,000 representing the value of the services provided by the vendors. In February 2000, at the request of one of the vendors, the Company paid the vendor in cash instead of stock. The other two vendors will be issued 459 shares and 450 shares of restricted stock in April 2000.