Form 10QSB
period 2000-03-31
BROWSESAFE COM INC
filed 2000-05-15
CIK 1088464

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ________________

                        Commission file number 000-28279

                              BROWSESAFE.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       35-2090110
(State or other  jurisdiction of
 incorporation  or  organization)              (IRS Employer Identification No.)

               7202 East 87th Street, Indianapolis, Indiana 46256

                    (Address of principal executive offices)

                                 (317) 915-9301

                           (Issuer's telephone number)

                 3353 W. 9th Street, Indianapolis, Indiana 46202
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Outstanding as of May 5, 2000: 18,675,346 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [ X]

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.           Financial Statements.

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (Unaudited)
                                                                             March 31, 2000      December 31,1999

CURRENT ASSETS
     Cash                                                                      $  1,880,551           $   6,475
     Prepaid consulting expense                                                   2,184,844             177,344
     Prepaid expenses and other                                                      64,960              54,950
                                                                                 ----------             -------
         Total Current Assets                                                     4,130,355             238,769
                                                                                 ----------             -------
OFFICE AND COMPUTER EQUIPMENT, net of accumulated
 depreciation of $20,623 at March 31, 2000 and $11,395
 at December 31, 1999                                                               100,828              93,281
                                                                                 ----------              ------

OTHER ASSETS
     Web design costs, net of accumulated amortization
        of $63,037 at March 31, 2000 and $50,430 at
        December 31, 1999                                                            37,823              50,430
     Product development costs                                                       78,950              78,950
     Deposits                                                                        36,622              24,034
                                                                                 ----------             -------
         Total Other Assets                                                         153,395             153,414
                                                                                 ----------             -------
         TOTAL ASSETS                                                          $  4,384,578          $  485,464
                                                                                 ==========             =======

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank line of credit                                                                             $  198,944
     Accounts payable                                                           $   169,425             348,442
     Accrued payroll and related expenses                                           120,917             127,875
     Payable to related party                                                                           105,847
     Accrued stock issuance                                                                             337,500
     Current maturities of long-term debt                                            35,617              34,314
     Note payable                                                                        -              176,389
                                                                                 ----------            --------
         Total Current Liabilities                                                  325,959           1,329,311

LONG-TERM DEBT                                                                       19,902              29,310

CONTINGENCIES                                                                           -                   -
                                                                                 ----------           ---------
         Total Liabilities                                                          345,861           1,358,621
                                                                                 ----------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock,  $.001 par value;
     25,000,000 shares authorized, 18,575,346
      shares issued and outstanding at
      March 31, 2000  (7,249,571 shares earned
      but not issued) and 19,075,346 shares issued,
      17,575,346 outstanding at December 31, 1999                                    25,825              17,575
     Additional paid-in capital                                                   7,055,649             793,899
     Warrants outstanding                                                         1,478,594              71,094
     Deficit accumulated during development stage                                (4,521,351)         (1,755,725)
                                                                                -----------          ----------
         Total Stockholders' Equity (Deficit)                                     4,038,717            (873,157)
                                                                                -----------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $   4,384,578         $   485,464
                                                                                ===========           =========

                     Unaudited Interim Financial Statements

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               Period from
                                                                                                            February 10, 1998
                                                                                                               (Inception)
                                                                        Three Months Ended March 31,                to
                                                                         2000                1999             March 31, 2000

REVENUES                                                                $        -            $       -           $      -

MARKETING, GENERAL AND ADMINISTRATIVE
     Product development and Internet expenses                                   633                1,105            120,044
     Marketing and advertising                                                 6,117                4,957            309,924
     Payroll expenses                                                        170,261               90,475            668,343
     Legal and professional                                                2,494,423                3,820          2,724,024
     Hardware lease expense                                                   12,147                2,199             89,030
     Contract termination                                                                                            200,000
     Depreciation and amortization                                            21,836               14,117             83,662
     Interest expense                                                          9,836                3,295            103,075
     Other general and administrative expenses                                50,373               15,797            223,249

                                                                          ----------              -------          ---------
         Total General and Administrative                                  2,765,626              135,765          4,521,351
                                                                          ----------              -------          ---------
Net Loss before Income Taxes                                              (2,765,626)            (135,765)        (4,521,351)

INCOME TAXES                                                                     -                    -                  -
                                                                          ----------              -------          ---------
NET LOSS                                                               $  (2,765,626)         $  (135,765)      $ (4,521,351)
                                                                         ===========           ==========        ===========
NET LOSS PER COMMON SHARE                                              $     (0.1396)         $   (0.0121)      $    (0.3344)
                                                                         ===========           ==========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             19,810,520           11,200,000         13,519,554
                                                                         ===========           ==========        ===========


                     Unaudited Interim Financial Statements

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                   EQUITY (UNAUDITED) Period from February 10,
                   1998 (date of inception) to March 31, 2000

                                                                                    Additional
                                                              Members'     Common     Paid-in    Warrants    Accumulated
                                                              Deficit      Stock      Capital  Outstanding     Deficit       Total

  Capital contributions from members of BrowseSafe LLC
   at inception on February 10, 1998                        $  190,000                                                    $ 190,000

  Net loss                                                    (541,420)                                                    (541,420)

  Reclassification of members' deficit to reflect
   contribution of BrowseSafe LLC assets and liabilities
   to BrowseSafe.com, Inc. in exchange for 11,200,000
   shares of BrowseSafe.com, Inc. common stock                 351,420   $ 11,200   $ 178,800               $  (541,420)  $      -
                                                            ------------ ---------- -----------             -------------  ---------

  BALANCE AT DECEMBER 31, 1998                                      -      11,200     178,800                  (541,420)   (351,420)

  Issuance of 2,738,000 shares of common stock                              2,738      24,645                                27,383

  Issuance of 2,100,000 shares of common stock in
    connection with Motioncast transaction                                  2,100     372,720                               374,820

  500,000 shares issued and held in escrow as
   collateral for liability                                                                                                      -

  1,000,000 shares issued and held in escrow pursuant                                                                            -
   to consulting agreement

  Issuance of warrants to purchase 350,000 shares of
   common stock for services                                                                    $  71,094                    71,094

  Interest expense attributable to the beneficial
   conversion feature of debentures                                                     66,667                               66,667

  Conversion of debentures to 1,537,000 shares of common stock              1,537      151,067                              152,604

  Net loss                                                          -          -            -           -   (1,214,305)  (1,214,305)
                                                            ----------   --------     --------   --------   -----------  -----------
  BALANCE AT DECEMBER 31, 1999                              $       -    $ 17,575    $ 793,899  $  71,094  $(1,755,725)  $ (873,157)

  Issuance of 128,571 shares of common stock                                  129       44,871                               45,000

  Issuance of 6,036,000 shares of common stock and
   warrants to purchase 550,000 shares of common stock                      6,036    2,556,996    256,968                 2,820,000

  Issuance of 975,000 shares of common stock and warrants
   to purchase 300,000 shares of common stock for services                    975    3,521,525    935,000                 4,457,500

  Issuance of 500,000 shares of common stock for
   repayment of contract termination liability                                500      199,500                              200,000

  Issuance of 250,000 shares of common stock upon
    exercise of warrants                                                      250      205,531    (50,781)                  155,000

  Issuance of 360,000  shares of common stock and
  warrants to purchase 570,000 shares of common
  stock related to Swartz financing transaction                               360     (266,673)   266,313                        -

  Net Loss                                                         -           -             -         -    (2,765,626)  (2,765,626)
                                                            ----------   --------     --------   --------   -----------  -----------
  BALANCE AT MARCH 31, 2000 (UNAUDITED)                     $      -      $25,825   $7,055,649 $1,478,594  $(4,521,351)  $4,038,717
                                                            ==========   ========   ==========  ==========  ===========  ===========


                     Unaudited Interim Financial Statements

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Period from
                                                                                                 February 10,
                                                                                                     1998
                                                                                                  (Inception)
                                                                                                      to
                                                            Three Months Ended March 31,           March 31,
                                                                2000            1999                 2000
OPERATING ACTIVITIES

     Net loss                                               $(2,765,626)     $(135,765)         $  (4,521,351)

     Adjustments  to  reconcile  net  loss  to
     net cash (used) by operating activities:
         Depreciation and amortization                           21,836         14,117                 83,660
         Noncash consulting services                          2,312,500                             2,343,750
         Noncash settlement                                                                           200,000
        Interest expense attributable to beneficial
          conversion feature of debentures                                                             66,667
         (Increase) decrease in certain current assets:
               Inventories                                                       6,889
               Prepaid expenses and other                       (10,010)           (86)               (64,960)
         Increase (decrease) in certain current
          liabilities:
               Accounts payable                                (179,017)       (21,004)               169,425
               Payable to related party                        (105,847)         5,224
               Accrued payroll and related expenses              (6,958)        42,714                120,917
                                                              ----------       --------              ---------
                Net Cash (Used) by Operating
                 Activities                                    (733,122)       (87,911)            (1,601,892)
                                                              ----------       --------            -----------

INVESTING ACTIVITIES

     Cash purchases of office and computer equipment            (16,776)                              (47,306)
     Increase in deposits                                       (12,588)                              (36,622)
     Cash paid for web design costs                                   -              -               (100,860)
     Cash paid for product development costs                          -         (1,125)               (78,950)
                                                                -------         -------              ---------
                Net Cash (Used) by Investing
                 Activities                                     (29,364)        (1,125)              (263,738)
                                                                --------        -------              ---------
FINANCING ACTIVITIES
     Proceeds from notes payable                                                27,000                194,389
     Repayments of notes payable                               (176,389)                             (194,389)
     Repayments of capital lease                                 (8,105)                              (18,626)
     Borrowings on line of credit                                               65,434                198,944
     Payments on line of credit                                (198,944)                             (198,944)
     Proceeds from debentures                                                                         152,604
     Proceeds from issuance of common stock                   3,020,000                             3,422,203
     Contributed capital                                            -                -                190,000
                                                              ---------         -------            ----------
                Net Cash Provided by Financing
                 Activities                                   2,636,562         92,434              3,746,181
                                                             ----------         -------            ----------
NET INCREASE IN CASH                                          1,874,076          3,398              1,880,551

CASH
     Beginning of Period                                          6,475            418                      -
                                                             ----------         -------            ----------
     End of Period                                           $1,880,551         $3,816           $  1,880,551
                                                             ==========         =======           ===========
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                   $  11,421        $ 1,297           $     30,607

     Noncash investing and financing activities:
         Assets acquired through capital lease                                                         74,145
         Conversion of debentures to common stock                                                     152,604
         Stock and warrants issued for consulting
          services                                            2,070,000                             2,184,844

         Issuance of stock accrued                              337,500

                     Unaudited Interim Financial Statements

                       BROWSESAFE.COM, INC. AND SUBSIDIARY

                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of the management of BrowseSafe.com, Inc. (the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of BrowseSafe.com, Inc. and its wholly-owned subsidiary, BrowseSafe Technology, Inc., as of March 31, 2000, and the results of their operations and their cash flows for the three-month periods ended March 31, 2000 and 1999, and for the period from February 10, 1998 (date of inception) to March 31, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with BrowseSafe.com, Inc.'s annual consolidated financial statements and related notes in BrowseSafe.com Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of BrowseSafe.com, Inc. and its wholly-owned subsidiary, BrowseSafe Technology, Inc., as well as the accounts of the Company's predecessor, BrowseSafe LLC, which was formed on February 10, 1998. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

NOTE 2 - REORGANIZATION AND SHARE EXCHANGE

In July 1998, BrowseSafe Technology, Inc., the current operating subsidiary of BrowseSafe.com, Inc., was incorporated as a Nevada corporation as part of a plan to enter into an Asset and Liability Contribution Agreement and thereafter to effect a share exchange with Motioncast Television Corporation of America ("Motioncast").

In early 1999, BrowseSafe, LLC and BrowseSafe Technology agreed to enter into a two-step transaction with a group of related companies (collectively the "Funding Group") and Motioncast , which was controlled by the Funding Group. The two-step transaction contemplated that BrowseSafe, LLC and the Funding Group would, among other things, contribute certain monies, assets and liabilities to BrowseSafe Technology in exchange for its common shares, and thereafter, BrowseSafe, LLC and the Funding Group would exchange their BrowseSafe Technology shares for common shares of Motioncast. As a result, BrowseSafe Technology would become a wholly-owned operating subsidiary of Motioncast. At the time of these transactions, Motioncast was a Nevada corporation whose stock was listed on the OTC Bulletin Board. Motioncast had no operations or other subsidiaries.

In May 1999, BrowseSafe, LLC, BrowseSafe Technology and the Funding Group entered into an Asset and Liability Contribution Agreement to complete the first step of the transaction. Under this Agreement, BrowseSafe, LLC contributed all of its assets and liabilities, including intellectual property, to BrowseSafe Technology in exchange for 11,200,000 common shares. Also under this Agreement, BrowseSafe Technology agreed to issue 2,738,000 of its common shares to the Funding Group, provided the Funding Group contributed certain monies to BrowseSafe Technology and to Motioncast in connection with the two step transaction. Further, the Funding Group agreed to cause additional funds of between $1,500,000 and $5,000,000 to be raised on behalf of Motioncast no later than November 30, 1999. Prior to this transaction, BrowseSafe Technology had not commenced operations and had no assets or liabilities. For accounting purposes, BrowseSafe LLC was treated as the acquiror. All transferred assets and liabilities were recorded at their historical cost.

Effective as of June 24, 1999, BrowseSafe, LLC and the Funding Group entered into a Share Exchange Agreement with Motioncast to complete the second step of the transaction. At this time, the Company believed that the Funding Group had not satisfied all of its obligations under the Asset and Liability Contribution Agreement, but the Company anticipated that the Funding Group would fulfill its obligations. The Share Exchange Agreement also required the Funding Group to contribute additional funds to Motioncast. The Share Exchange Agreement provided that all of the outstanding common shares of BrowseSafe Technology would be exchanged for an equal number of common shares of Motioncast. As a result of the share exchange, BrowseSafe Technology became a wholly owned subsidiary of Motioncast. Motioncast changed its name to BrowseSafe.com, Inc. and changed its trading symbol from MCTV to PGPG.

Because the Company believed the Funding Group failed to comply with is contribution obligations under the Asset and Liability Contribution Agreement and the Share Exchange Agreement, it issued the 2,738,000 common shares into escrow but did not deliver them to the Funding Group. In a letter dated November 19, 1999, the Company advised all members of the Funding Group that the Company believed they were in breach of the agreements and asked them to remedy the breaches. The Company is currently in litigation with the Funding Group over these transactions. (see Note 5).

For financial statement purposes, BrowseSafe Technology, Inc. is considered as the acquiring company, and the share exchange was treated as a "reverse acquisition". Pursuant to this accounting treatment, BrowseSafe Technology, Inc. is deemed to have issued stock for the acquisition of Motioncast. Prior to this transaction, Motioncast had 2,100,000 common shares outstanding and tangible net assets (cash) of $374,820. The accompanying consolidated statement of stockholders' equity reflects this transaction as if BrowseSafe Technology, Inc. issued 2,100,000 common shares to Motioncast.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and had sustained losses since inception. The Company had negative cash flow from operations of approximately $733,000 for the three-month period ended March 31, 2000. As a result, the Company had to rely principally on private equity funding to continue its activities.

On March 14, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for sale of up to $30 million of common stock upon the exercise of certain put rights (the "Put Rights"). The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement, which expires after three years. Management intends to use these proceeds to fund its operations.

NOTE 4 - ROYALTY AGREEMENT

The Company's PlanetGood product was developed with a third party, and the Company purchased software and technology from the third party. The purchase agreement requires the Company to remit 2.5% of gross revenues received from Internet service providers ("ISP's"). Royalty payments continue for a two-year period commencing when the Company has 15,000 active ISP customers. As of March 31, 2000, the Company had not incurred any royalty expenses relating to this contract.

NOTE 5 - LEGAL PROCEEDINGS

On or about April 14, 2000, the Funding Group (see Note 2) filed a lawsuit against the Company, our President and Chief Executive Officer and our Chief Financial Officer in the Federal District Court for the State of Nevada alleging, among other things, that the investor group is entitled to general damages in a sum in excess of $10,000,000, punitive damages in a sum in excess of $10,000,000 and title to 2,738,000 shares of common stock of the Company. The lawsuit also alleges certain inaccuracies in the Company's SEC filings. The Company is vigorously defending the lawsuit.

NOTE 6 - CONSULTING CONTRACT TERMINATION

On October 11, 1999, the Company agreed to pay a former consultant $200,000 to settle a dispute. To secure the payment of this amount, the Company issued and placed in escrow 500,000 shares of its common stock. Because the $200,000 payment was not remitted within 120 days, the stock was delivered to the consultant in February 2000.

NOTE 7 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURE

In December 1999, the Company issued a senior subordinated convertible debenture (the "Debenture") to a single investor. The Debenture had a maximum funding amount of $750,000 and accrued interest at 8% maturing on December 10, 2001. An initial funding of $100,000 was required, and made, in connection with the closing of the Debenture. However, future funding was discretionary. The Debenture was convertible (at the holder's option) into shares of the Company's common stock at a conversion price equal to 75% of the lowest closing bid price for the three days preceding the notice of conversion. Interest on the Debenture was to be paid by issuing common stock of the Company based on 75% of the closing bid price for the three days preceding the monthly interest due date. All fundings outstanding were required to be converted to stock of the Company prior to January 19, 2000. As of December 30, 1999, the investor had funded $200,000 of the Debenture and had converted all of this amount into 1,537,346 common shares under the terms of the Debenture (including 3,734 shares issued for accrued interest of $476). The Debenture was cancelled shortly before the Company became a reporting company on January 22, 2000. The Company recorded as interest expense the amount arising from the beneficial conversion feature contained in the Debenture. As of December 31, 1999, the discount was approximately $67,000. In connection with the Debenture, the Company placed 1,000,000 common shares in escrow. The escrowed shares were returned to the Company and were cancelled in March 2000.

NOTE 8 - INVESTMENT AGREEMENT

On March 14, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC to raise up to $30 million during a three-year period through a series of private sales of its common shares to Swartz, who, in turn, intends to sell those shares in the public market or in privately negotiated transactions. The dollar amount of each sale is limited by the common shares trading volume, and certain other factors. Also, the Company may not sell more than $2,000,000 to Swartz at any one time, and a minimum amount of time must occur between sales.

The Company will also pay a consultant a 4% fee for this transaction. The consultant will receive 360,000 shares of the Company's common stock and up to $30,000 in cash. The cash will be paid as the Put Rights are exercisable. The Company will record as a reduction of the equity proceeds, the cash paid and the value of the stock based on the quoted market value.

NOTE 9 - OTHER

In February, 2000, the Company entered into an agreement with California Applied Research, Inc., which is now known as GenesisTank.com, Inc. ("GenesisTank") under which GenesisTank agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per share payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000, and $1,500,000 on or before March 31, 2000. All amounts have been paid to the Company.

In addition, the Company issued a five-year warrant to an individual for his services in arranging this financing. The warrant provides for the purchase of up to 550,000 shares of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). The Company has recorded $256,968 as a reduction of the related equity financing, based on the value of the warrants using the Black-Scholes model.

In January 2000, the Company entered into a consulting agreement whereby the consultant will receive a fee for financing secured by the consultant. The fee is 4% of the transaction, payable 3% in shares of the Company's common stock (based on a market price of $2.50) and 1% in cash. In connection with the GenesisTank financing, the Company agreed to issue 36,000 shares to this consultant and remitted $30,000. The Company estimated the value of the stock to be approximately $160,000.

On March 10, 2000, the Company entered into an amended and restated consulting agreement for business advisory services with an individual in exchange for 50,000 shares of the Company's common stock. The consultant was fully vested in the stock as of the date of the contract. At March 31, 2000, $225,000 is included in legal and professional fees representing the value of the stock based on the quoted market price on the date the stock was earned.

On March 10, 2000, the Company also agreed to a contract with an organization and its principal owner to provide financing, advisory and consulting services. The Company agreed to issue up to 450,000 shares of its common stock if the quoted market price met certain levels at March 31, 2000. The performance measurements pursuant to this contract were achieved. At March 31, 2000, $2,025,000 is included in legal and professional fees, representing the value of the stock based on the quoted market price on the date the stock was earned.

On March 23, 2000, the Company entered into a contract with consultant for advisory services. The contract requires a monthly fee of $10,000, issuing the consultant 275,000 shares of the Company's common stock and a warrant to purchase 300,000 shares of the Company's common stock at prices ranging from $5 to $15 per share. The consultant is fully vested in the stock. The Company has valued the stock at $1,135,000 based on its quoted market price on the contract date and has valued the warrants at $935,000 using the Black-Scholes method. The amounts will be expensed over the term of the agreement. At March 31, 2000, $2,070,000 is included in prepaid consulting fees.


Item 2.           Management's Discussion and Analysis or Plan of Operation

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-QSB includes "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that we can review sites accurately and on a timely basis due to the explosive growth of the Internet, significant competition, the uncertainty of protecting our intellectual property, uncertainty as to indemnification risks, possible adverse effects of those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

     BrowseSafe.com, Inc. (the "Company" or "we") is a development stage company, has yet to generate any revenues and is seeking additional capital through an investment capital company and other sources.

     We incurred a net loss of $4,521,351 from February 10, 1998 (date of inception) through March 31, 2000 due to expenses related to the formation and operation of the Company, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, product development and development of our Web site.

Comparison of March 31 fiscal quarters

         Total expenses increased from $135,765 for the three months ended March 31, 1999 to $2,765,626 for the same period in 2000. The increase in expenses relates to increased payroll, financing activities and professional fees in 2000, including $2,312,500 of noncash consulting services exchanged for stock and warrants. We expect general and administrative expenses to increase in the future as we complete development of our products, prepare for market launch and begin to support our products. We will also begin to incur additional sales and marketing expenses.

         Research and development costs increased from $0 for the three months ended March 31, 1999 to $42,777 for the three months ended March 31, 2000. The increase is primarily related to the increase in the number of site reviewers and programmers we utilize. We expect R&D spending to continue to increase as we review new sites, make modifications to our product and develop new products.

         Interest expense of $9,836 for the three months ended March 31, 2000 increased over interest expense of $3,295 for the three months ended March 31, 1999. This increase was caused by a capital lease entered into in late 1999 and increased activity on bank debt, which was repaid in February 2000.

         For the three month period ended March 31, 2000, we had a loss of $2,765,626 as compared to a loss of $135,765 for same period in 1999. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll related costs), interest expense and non-cash consulting expenses of $2,312,500.

         As of March 31, 2000, we had obtained equity and debt financing of approximately $4,158,000 since our inception, and we had invested approximately $121,000 in equipment (including equipment subject to a capitalized lease of $74,000). We have also invested approximately $101,000 in capitalized Web site development costs and approximately $79,000 in capitalized product development costs.

Additional Capital Requirements

         Our short and long term capital requirements will depend upon many factors, including the ability to continue to obtain adequate funding, the rate of market acceptance of our products, the level of resources required to expand our marketing and sales organization and other factors, some of which may be beyond our control. A slower than expected rate of acceptance of our products and services or lower than expected revenues generated from the sale of our products and services and other costs associated with upgrading our equipment would materially adversely affect our liquidity.

         On March 14, 2000, we entered into an Investment Agreement with Swartz Private Equity, LLC to raise up to $30 million through a series of private sales of common shares to Swartz, who, in turn, intends to sell those shares in the public market or in privately negotiated transactions. The dollar amount of each sale is limited by our common share trading volume, and certain other factors. Also, we may not sell more than $2,000,000 to Swartz at any one time, and a minimum amount of time must occur between sales. The Investment Agreement provides that the rights to purchase the securities will not become available until we have filed a registration statement with the Securities and Exchange Commission and the registration statement has become effective.

         We believe our current cash reserves (which came from the GenesisTank financing) will be sufficient to fund operations at current and expected levels through August 2000. We believe that we possibly may be able to obtain additional short term financing from a current shareholder if additional funds are needed prior to our ability to obtain funds under the Investment Agreement with Swartz. However, we have no written commitment for additional financing with this shareholder (or any other third party), and there is no assurance that we can obtain additional financing in amounts and on terms that are satisfactory to us.

         Based on our history of operating expenditures and our current plans, we anticipate our cash requirements for the next 12 months will need to come primarily from the proceeds of the Investment Agreement with Swartz. As previously mentioned, our ability to obtain funds under the Investment Agreement is subject to certain conditions, including the volume of trading in our common shares.

         We anticipate that our future cash requirements may be partially fulfilled by sales of our products and services and/or debt or equity financing. However, we only began actively marketing our products and services in early May of 2000 and, to date, have received very limited revenues from such marketing efforts. There can be no assurance that any future funds will be generated from operations or from other potential sources.

         The Independent Auditors' Report dated March 10, 2000, and prepared by Katz Sapper & Miller, LLP, contains an explanatory paragraph regarding our ability to continue as a going concern. If the proceeds from the GenesisTank financing are not sufficient to fund our working capital needs through the date that cash proceeds become available under the Swartz Investment Agreement, there is substantial doubt about our ability to continue as a going concern.

         Over the next 12 months, we expect to add more full time employees to support technology, sales and service and marketing. We also plan to hire mangers in several key areas of the organization. In addition, a substantial number of part-time employees will be hired to support the Web content review process.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         In early 1999, BrowseSafe, LLC and BrowseSafe Technology, Inc., the current operating subsidiary of BrowseSafe.com, Inc., agreed to enter into a two-step transaction with a group of related companies (collectively, the "Funding Group") and Motioncast Television Corporation of America ("Motioncast"). The two-step transaction contemplated that BrowseSafe, LLC and the Funding Group would, among other things, contribute certain monies, assets and liabilities to BrowseSafe Technology in exchange for its common shares, and thereafter, BrowseSafe, LLC and the Funding Group would exchange their BrowseSafe Technology shares for common shares of Motioncast. As a result, BrowseSafe Technology would become a wholly-owned operating subsidiary of Motioncast. At the time of these transactions, Motioncast was a Nevada corporation whose stock was listed on the OTC Bulletin Board, but Motioncast had no operations or other subsidiaries.

     The primary business reasons for this transaction were: (i) to raise additional funds for the operation of the business; and (ii) to contribute all assets to an entity that could then be merged into or combined with a corporation whose stock was listed on the OTC Bulletin Board. The Funding Group was comprised of the following entities: Minati Financial, Inc., Torquay Holdings, Ltd., Vista Financial Corp., El Coyote Capital Corp., Jupiter Financial Services, Inc., Kyline Investment Corp., Chariot Group, Ltd., Sid-Barney, Inc., Sterling Overseas Investments SA, Albury Capital Corp., Eivissa Capital corp., Hemisphere & Associates, Ltd.,
Barisal Capital Corporation and Fergus Capital Corporation.

     In May 1999, BrowseSafe, LLC, BrowseSafe Technology and the Funding Group entered into an Asset and Liability Contribution Agreement to complete the first step of the transaction. Under this Agreement, BrowseSafe, LLC contributed all of its assets and liabilities, including the intellectual property which we currently use, to BrowseSafe Technology in exchange for 11,200,000 common shares. Also under this Agreement, BrowseSafe Technology agreed to issue 2,738,000 of its common shares to the Funding Group, provided the Funding Group contributed certain monies to BrowseSafe Technology and to Motioncast in connection with the two-step transaction. Further, the Funding Group agreed to cause additional funds of between $1,500,000 and $5,000,000 to be raised on behalf of Motioncast no later than November 30, 1999.

     Effective as of June 24, 1999, BrowseSafe, LLC and the Funding Group entered into a Share Exchange Agreement with Motioncast to complete the second step of the transaction. At this time, we believed that the Funding Group had not satisfied all of its obligations under the Asset and Liability Contribution Agreement, but we believed they were going to do so. The Share Exchange
Agreement also required the Funding Group to contribute additional funds to Motioncast. The Share Exchange Agreement provided that all of the outstanding common shares of BrowseSafe Technology would be exchanged for an equal number of common shares of Motioncast. As a result, BrowseSafe Technology became a wholly-owned subsidiary of Motioncast.

     The Funding Group agreed, among other things, to cause between $1,500,000 to $5,000,000 to be raised by Motioncast in connection with the transaction. We believe the Funding Group failed to comply with its obligations by, among other things, failing to raise any of the additional funds. Because we believed the Funding Group failed to comply with its contribution obligations under the Asset and Liability Contribution Agreement and the Share Exchange Agreement, we issued the 2,738,000 common shares into escrow but did not deliver them to the Funding Group. In a letter dated November 19, 1999, we advised all members of the Funding Group that we believed they were in breach of the agreements and asked them to remedy the breaches.

     We received two letters dated March 1, 2000, from an attorney stating that he represented the Funding Group and demanding that we deliver the 2,738,000 shares. The letters also alleged that our Form 10-SB filed with the SEC contained false and misleading disclosures relating to the Funding Group. We disputed the Funding Group's claim to the 2,738,000 shares, and we believe that our disclosures relating to the Funding Group are accurate.

     Keith Balderson, one of our former directors, is a shareholder of one of the companies comprising the Funding Group. As a result of this dispute, we suggested to Mr. Balderson that he resign as a director. Mr. Balderson submitted his resignation effective March 2, 2000.

     On April 14, 2000, the Funding Group filed a lawsuit against us, our President and CEO Mark W. Smith, and our Chief Financial Officer, Gregory P. Urbanski, (Cause No. CV-N-00-0197-DWH-RAM in the United States District Court for the District of Nevada) alleging, among other things, that it is entitled to: (i) general damages in a sum in excess of $10,000,000, (ii) punitive damages in a sum in excess of $10,000,000 and (iii) title to the 2,738,000 common shares. The complaint also alleges certain inaccuracies in our SEC filings. We are vigorously defending the lawsuit. Our failure to prevail in this litigation could result in damages that we cannot pay, which could force us to cease operations and/or may result in as many as 2,738,000 common shares becoming issued and outstanding, which would further dilute the other shareholders' interests. If our SEC filings are determined to be inaccurate, we could be subject to additional monetary damages, additional lawsuits, and enforcement actions by the SEC.

     On May 5, 2000, pursuant to the terms of the Asset and Liability Contribution Agreement, we notified the Funding Group that we intend to cancel the 2,738,000 shares on June 5, 2000.

Item 2.           Change in Securities.

         (c)      Sales of Unregistered Securities.

         During the quarter ended March 31, 2000, the Company made the following sales of securities in reliance upon exemptions from registration under the Securities Act of 1933 (the "Securities Act"). All sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Ken Lockhart

         In February, 2000, the Company sold 128,571 common shares at the then prevailing market price of $.35 per share to a single accredited investor.

GenesisTank.com

         On February 10, 2000, the Company entered into an agreement with California Applied Research, Inc. (which is now known as GenesisTank.com) ("GenesisTank") under which GenesisTank purchased 6,000,000 common shares of the Company. The purchase price of the shares was $.50 per share payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000 and $1,500,000 on or before March 31, 2000. The purchase price was received by the Company.

         In addition, the Company issued a five-year warrant to purchase 550,000 common shares to Michael Mercier for his services in arranging the GenesisTank financing. The warrant provides for the purchase of the Company's common shares at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months). The Company has valued the warrant at approximately $250,000 using the Black-Scholes model as of the contract date. The Company will record the $250,000 as a reduction of the related equity proceeds.

         In January 2000, the Company entered into a consulting agreement with Victoria Lee whereby she was entitled to receive a fee (some of it payable in common shares) for financing secured by her. In connection with the GenesisTank financing, the Company issued 36,000 shares to Ms. Lee. The Company estimates the value of the shares issued to her to be approximately $160,000.

Swartz Private Equity, LLC

         On February 9, 2000, the Company issued a warrant to purchase 570,000 common shares to Swartz Private Equity, LLC in connection with an Investment Agreement. The warrant becomes exercisable as follows:

          o    150,000 upon completion of due diligence (completed);
          o    150,000 on closing the transaction (completed);
          o    150,000  within  6 months  of the  Investment  Agreement  (August
               2000); and
          o 120,000 six months after the effective date of a registration statement

         The warrants are exercisable at the lower of $.50 per share or the lowest closing price during six-month periods coinciding with the closing date of the Investment Agreement.

         Additionally, in connection with the Swartz transaction, the Company agreed to issue 360,000 common shares to Ms. Victoria Lee as compensation for her services rendered in connection with that transaction. These 360,000 shares will be issued to Ms. Lee after we increase our authorized shares.

Paladin Management Company, Ltd. and Len Shorkey

         On March 10, 2000, the Company entered into a Consulting Agreement with Paladin Management Company, Ltd., Don Gulliman and Len Shorkey to provide financing, advisory and consulting services. Under this Agreement, the Company is obligated to issue 450,000 common shares to Paladin Management Company, and these shares will be issued after we increase our authorized shares. Also, under this Agreement, the Company issued 50,000 common shares to Len Shorkey. The Company has recorded this transaction based on the quoted market value of the shares on the contract date which was $225,000.

Wall Street Marketing Group

         On March 23, 2000, the Company entered into a Public Relations and Consulting Agreement with Wall Street Marketing Group, Inc. ("Wall Street") for advisory services. Under this agreement, the Company agreed to issue 200,000 shares to Wall Street and issued a warrant to purchase 300,000 shares exercisable at prices ranging from $5 to $15 per share expiring March 23, 2005. The Company valued the shares at its quoted market price on the contract date ($825,000) and valued the warrants, using the Black-Scholes method, at $935,000.

         On the same date, the Company also entered into a Consulting Agreement with Sherry Vega whereby the Company agreed to issue 75,000 common shares to her for certain advisory services. The Company valued the stock at its quoted market price on the contract date ($310,000).

Item 5.           Other Information.

         On April 17, 2000, J. Marshall Gage, a director and Vice President of the Company, resigned from all of his positions with the Company. A copy of Mr. Gage's letter of resignation is attached as Exhibit 99.1 to this Report.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                  27.1     Financial Data Schedule (March 31, 1999)
                  27.2     Financial Data Schedule (March 31, 2000)
                  99.1     Resignation of J. Marshall Gage dated April 17, 2000

                  (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BROWSESAFE.COM, INC.

Date:  May 12, 2000                          By /s/Mark W. Smith
                                               --------------------------------
                                                Mark W. Smith,
                                                Chief Executive Officer



Date:  May 12, 2000                          By /s/Gregory P. Urbanksi
                                                -------------------------------
                                                Gregory P. Urbanski,
                                                Chief Financial Officer and
                                                Treasurer (Principal Financial
                                                and Accounting Officer)