Form 10QSB
period 2000-06-30
BROWSESAFE COM INC
filed 2000-08-15
CIK 1088464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to ________________

                        Commission file number 000-28279

              PLANETGOOD TECHNOLOGIES, INC. (d/b/a BrowseSafe.com)
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        35-2090110
  (State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

               7202 East 87th Street, Indianapolis, Indiana 46256
                    (Address of principal executive offices)

                                 (317) 806-3000
                           (Issuer's telephone number)

                              BrowseSafe.com, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Outstanding as of August 11, 2000: 23,543,826 shares of common stock, $0.001 par value per share; no shares of preferred stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [ X]

PART I - FINANCIAL INFORMATION
----------------------------------------------------------------------------

Item 1.           Financial Statements.

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (formerly BrowseSafe.com, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                             (Unaudited)    December 31,
                                                                            June 30, 2000       1999
CURRENT ASSETS
     Cash                                                                         $857,763          $6,475
     Accounts receivable                                                            21,400
     Prepaid consulting expense - Note 10                                        1,670,975         177,344
     Prepaid expenses and other                                                     91,697          54,950
                                                                                -----------    -----------
         Total Current Assets                                                    2,641,835         238,769
                                                                                -----------    -----------

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated                    379,906          93,281
                                                                                -----------    -----------
depreciation and amortization of $39,037 at June 30, 2000 and $11,395 at
December 31, 1999

OTHER ASSETS

     Web design costs, net of accumulated amortization of $75,645 at June           65,215          50,430
       30, 2000 and $50,430 at December 31, 2999
     Product development costs                                                      78,950          78,950
     Deposits                                                                       31,622          24,034
                                                                                ----------       ---------
         Total Other Assets                                                        175,787         153,414
                                                                                ----------       ---------
TOTAL ASSETS                                                                    $3,197,528        $485,464
                                                                                ==========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank line of credit                                                                          $198,944
     Accounts payable                                                             $265,237         348,442
     Accrued payroll and related expenses                                          101,313         127,875
     Payable to related party                                                                      105,847
     Accrued stock issuance                                                         35,625         337,500
     Deferred revenue                                                               19,552
     Current maturities of long-term debt                                           36,970          34,314
     Note payable                                                                    -             176,389
                                                                                ----------      ----------
         Total Current Liabilities                                                 458,697       1,329,311

LONG-TERM DEBT                                                                      10,136          29,310

CONTINGENCIES                                                                         -                -
                                                                                ----------       ---------
         Total Liabilities                                                         468,833       1,358,621
                                                                                ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value; 85,000,000 shares authorized at June            23,523          17,575
        30, 2000 and 25,000,000 shares authorized at December 31, 1999,
        23,522,826 shares issued and outstanding at June 30, 2000 and
        19,075,346 shares issued and 17,575,346 shares outstanding at
        December 31, 1999
     Preferred stock, 15,000,000 shares authorized at June 30, 2000                    -               -
     Additional paid-in capital                                                  7,842,867         793,899
     Warrants outstanding                                                        1,458,281          71,094
     Deficit accumulated during development stage                               (6,595,976)     (1,755,725)
                                                                                ----------    ------------
         Total Stockholders' Equity (Deficit)                                    2,728,695        (873,157)
                                                                                ----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $3,197,528        $485,464
                                                                               ===========     ===========

                     Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (formerly BrowseSafe.com, Inc.)
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months
                                                                   Ended June 30,


                                                                2000            1999

REVENUES                                                            $1,778        $

COST OF GOODS SOLD                                                     593          -
                                                                ----------       --------
GROSS MARGIN                                                         1,185          -
                                                                 ---------       --------


MARKETING, GENERAL AND ADMINISTRATIVE
     Product development and internet expenses                       1,580             495
     Marketing and advertising                                       4,152           1,447
     Payroll expenses                                              413,256          77,364
     Legal and professional                                        313,419          25,492
     Non-cash consulting services - Note 10                      1,171,369           -
     Hardware lease expense                                         21,841          45,642
     Contract termination
     Depreciation and amortization                                  31,021          14,170
     Interest expense                                                2,117           4,302
     Other general and administrative expenses                     117,055           5,281
                                                              ------------       ---------
         Total General and Administrative                        2,075,810         174,193
                                                               -----------       ---------
Net Loss before Income Taxes                                    (2,074,625)       (174,193)

INCOME TAXES                                                       -                 -
                                                               -----------       ---------

NET LOSS                                                       $(2,074,625)      $(174,193)
                                                             =============       =========

NET LOSS PER COMMON SHARE                                          $0.0840         $0.0138
                                                             ==============      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   24,687,837      12,625,231
                                                             =============      ==========


                     Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY

                         (formerly BrowseSafe.com, Inc.)

                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                               Period from
                                                                                           February 10, 1998
                                                                     Six Months               (Inception) to
                                                                   Ended June 30,                June 30,
                                                                2000            1999               2000

REVENUES                                                            $1,778        $                $1,778

COST OF GOODS SOLD                                                     593        -                   593
                                                                ----------    ------------      ---------

GROSS MARGIN                                                         1,185        -                 1,185
                                                                ----------    -------------     ---------


MARKETING, GENERAL AND ADMINISTRATIVE
     Product development and internet expenses                       2,212           1,445        121,624
     Marketing and advertising                                      10,268           6,403        314,076
     Payroll expenses                                              583,517         167,839      1,081,599
     Legal and professional                                        495,342          29,312        693,693
     Non-cash consulting services - Note 10                      3,483,869                      3,515,119
     Hardware lease expense                                         33,988          56,645        110,871
     Contract termination                                                                         200,000
     Depreciation and amortization                                  52,856          28,288        114,683
     Interest expense                                               11,952           7,597        105,192
     Other general and administrative expenses                     167,432          12,429        340,304
                                                              ------------      ----------     ----------
         Total General and Administrative                       4,841,436         309,958       6,597,161
                                                               -----------       ---------     ----------

Net Loss before Income Taxes                                   (4,840,251)       (309,958)     (6,595,976)

INCOME TAXES                                                      -               -                  -
                                                           ---------------     -----------     ----------

NET LOSS                                                      $(4,840,251)      $(309,958)    $(6,595,976)
                                                             =============     ===========   ============

NET LOSS PER COMMON SHARE                                          $0.2175        $0.0260         $0.4492
                                                           ================  =============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  22,249,178      11,916,552      14,684,022
                                                            ==============     ===========    ===========


                     Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (formerly BrowseSafe.com, Inc.)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) Period from February 10, 1998 (date of inception) to June 30, 2000

                                                                Additional
                                       Members'      Common      Paid-in      Warrants     Accumulated
                                       Deficit       Stock       Capital    Outstanding     Deficit       Total

Capital contributions from members
     of BrowseSafe LLC at inception
     on February 10, 1998                $190,000                                                          $190,000

Net loss                                (541,420)                                                         (541,420)

Reclassification of members'
     deficit to reflect contribution
     of BrowseSafe LLC assets and
     liabilities to BrowseSafe
     Technology, Inc.in exchange
     for 11,200,000 shares
     of BrowseSafe Technology, Inc.
     common stock                        351,420      $11,200     $178,800                  $(541,420)         -
                                       ----------   ----------  -----------               ------------ ---------

BALANCE AT DECEMBER 31, 1998                    -       11,200      178,800                  (541,420)    (351,420)

Issuance of 2,738,000 shares of
     common stock                                        2,738       24,645                                  27,383

Issuance of 2,100,000 shares of
     common stock in connection
     with Motioncast transaction                         2,100      372,720                                 374,820

500,000 shares issued and held in
     escrow as collateral for liability                                                                         -

1,000,000 shares issued and held in
     escrow pursuant to consulting
     agreement

Issuance of warrants to purchase
     350,000 shares of common stock
     for services                                                              $71,094                       71,094

Interest expense attributable to
     the beneficial conversion
     feature of debentures                                           66,667                                  66,667

Conversion of debentures to
     1,537,346 shares of common
     stock                                               1,537      151,067                                 152,604

Net loss                                        -          -            -          -       (1,214,305)   (1,214,305)
                                     ----------------------------------------------------------------- ------------



                     Unaudited Interim Financial Statements


                                                                Additional
                                      Members'      Common       Paid-in     Warrants    Accumulated
                                       Deficit       Stock       Capital    Outstanding    Deficit        Total

BALANCE AT DECEMBER 31, 1999                    -       17,575      793,899       71,094  (1,755,725)     (873,157)

Issuance of 128,571 shares of
    common stock                                           129       44,871                                 45,000

Issuance of 6,036,000 shares of
    common stock and warrants to
    purchase 550,000 shares of
    common stock                                         6,036    2,556,996      256,968                 2,820,000

Issuance of 975,000 shares of
    common stock and warrants to
    purchase 300,000 shares of
    common stock for services                              975    3,521,525      935,000                 4,457,500

Issuance of 500,000 shares of
    common stock for repayment of
    contract termination liability                         500      199,500                                200,000

Issuance of 250,000 shares of
    common stock upon exercise of
    warrants                                               250      205,531      (50,781)                  155,000

Issuance of 360,000 shares of
    common stock and warrants to
    purchase 570,000 shares of
    common stock related to Swartz
    financing transaction                                  360     (266,673)     266,313                         -

Net loss for the quarter ended
     March 31, 2000                          -            -           -            -      (2,765,626)   (2,765,626)
                                     -------------  -----------  ------------   --------  ----------  ------------

BALANCE AT MARCH 31, 2000
     (UNAUDITED)                                -       25,825    7,055,649    1,478,594  (4,521,351)     4,038,717

Issuance of 335,909 shares of
    common stock for services                              336      624,267                                 624,603

Issuance of 100,000 shares of
    common stock upon exercise of
    warrants                                               100      160,213     (20,313)                    140,000

Cancellation of 2,738,000 shares of
    common stock                                        (2,738)       2,738                                       -

Net loss for the quarter ended June
     30, 2000                                -          -              -            -     (2,074,625)   (2,074,625)
                                     -------------  --------------  ----------  --------  -----------  ------------

BALANCE AT JUNE 30, 2000 (UNAUDITED) $       -         $23,523   $7,842,867   $1,458,281 $(6,595,976)   $2,728,695
                                     ================ ========  ===========  =========== ============   ==========


                  Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (formerly BrowseSafe.com, Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Period from February
                                                                         Six Months             10,1998(Inception)to
                                                                       Ended June 30,                    June 30,
                                                                 2000                  1999              2000
OPERATING ACTIVITIES
     Net loss                                              $(4,840,251)            $(309,958)      $(6,595,976)
     Adjustments to reconcile net loss to net
     cash (used) by operating activities:
         Depreciation and amortization                           52,856                28,288           114,682
         Noncash consulting services                          3,483,869                               3,515,119
         Noncash settlement                                                                             200,000
         Interest expense attributable to beneficial
            conversion feature of debentures                                                             66,667
   (Increase) decrease in certain current assets:
         Accounts receivable                                   (21,400)                                (21,400)
         Inventories                                                                    6,889
         Prepaid expenses and other                            (36,747)                  (54)          (91,697)
     Increase (decrease) in certain current liabilities:
         Accounts payable                                      (80,477)                19,790           267,965
         Accrued payroll and related expenses                  (26,562)                62,211           101,313
         Payable to related party                             (105,847)                10,854
         Deferred revenue                                       19,552            -                      19,552
                                                      ----------------- --------------------- -----------------
              Net Cash (Used) by Operating Activities       (1,555,007)             (181,980)       (2,423,775)
                                                          ------------        ---------------    --------------

INVESTING ACTIVITIES

     Cash purchases of office equipment and
         leasehold improvements                               (314,266)                 (636)         (344,798)
     Increase in deposits                                       (7,588)                                (31,622)
     Cash paid for web design costs                            (40,000)                               (140,860)
     Cash paid for product development costs                -                        (16,684)          (78,950)
                                                  ---------------------       ---------------    --------------
              Net Cash (Used) by Investing Activities         (361,854)              (17,320)         (596,230)
                                                        ---------------       ---------------     -------------

FINANCING ACTIVITIES

     Proceeds from notes payable                                                       43,000           194,389
     Repayments of notes payable                              (176,389)               (10,000)         (194,389)
     Payments on capital lease                                 (16,518)                                 (27,039)
     Borrowings on line of credit                                                      95,542           198,944
     Payments on line of credit                               (198,944)                (1,608)         (198,944)
     Proceeds from debentures                                                                           152,604
     Proceeds from issuance of common stock                   3,160,000                77,383         3,562,203
     Contributed capital                                    -                        -                  190,000
                                                    -------------------      ----------------    -------------
              Net Cash Provided by Financing                  2,768,149               204,317         3,877,768
                                                          -------------          ------------     ------------

NET INCREASE IN CASH                                            851,288                 5,017           857,763

CASH

     Beginning of Period                                          6,475                   418              -
                                                      -----------------      ----------------          --------
     End of Period                                             $857,763                $5,435          $857,763
                                                         ==============        ==============          ========

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest                                     $13,867                $1,297           $36,747
     Noncash investing and financing activities:
         Assets acquired through capital lease                                                           74,145
         Conversion of debentures to common stock                                                       152,604
         Stock issued in repayment of accounts payable            2,728                                   2,728
         Stock and warrants issued for consulting services    2,691,875                               1,635,350
         Issuance of stock accrued                              337,500
         Stock to be issued for consulting services              35,625                                  35,625

                     Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (formerly BrowseSafe.com, Inc.)
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the management of PlanetGood Technologies, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of PlanetGood Technologies, Inc. and its wholly owned subsidiary, BrowseSafe Technology, Inc., as of June 30, 2000, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2000 and 1999, and for the period from February 10, 1998 (date of inception) to June 30, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim unaudited consolidated financial statements should be read in conjunction with PlanetGood Technologies, Inc.'s annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, as well as the accounts of the Company's predecessor, BrowseSafe LLC, which was organized on February 10, 1998. All intercompany balances and transactions have been eliminated from the unaudited consolidated financial statements.

         Effective July 20, 2000, the Company's name was changed from BrowseSafe.com, Inc. to PlanetGood Technologies, Inc. and the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 85,000,000 and to authorize 15,000,000 shares of preferred stock.

NOTE 2 - REORGANIZATION AND SHARE EXCHANGE

         In July 1998, BrowseSafe Technology, Inc., the current operating subsidiary of the Company, was incorporated as a Nevada corporation as part of a plan to enter into an Asset and Liability Contribution Agreement and thereafter to effect a share exchange with Motioncast Television Corporation of America ("Motioncast").

         In early 1999,  BrowseSafe,  LLC and  BrowseSafe  Technology  agreed to enter into a two-step transaction with a group of related companies (collectively the "Funding Group") and Motioncast, which was controlled by the Funding Group. The two-step transaction contemplated that BrowseSafe, LLC and the Funding Group would, among other things, contribute certain monies, assets and liabilities to BrowseSafe Technology in exchange for its common shares, and thereafter, BrowseSafe, LLC and the Funding Group would exchange their BrowseSafe Technology shares for common shares of Motioncast. As a result, BrowseSafe Technology would become a wholly-owned operating subsidiary of Motioncast. At the time of these transactions, Motioncast was a Nevada corporation whose stock was listed on the OTC Bulletin Board. Motioncast had no operations or other subsidiaries.

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

    Effective as of June 24, 1999, BrowseSafe, LLC and the Funding Group entered into a Share Exchange Agreement with Motioncast to complete the second step of the transaction. At this time, the Company believed that the Funding Group had not satisfied all of its obligations under the Asset and Liability Contribution Agreement, but the Company anticipated that the Funding Group would fulfill its obligations thereunder. The Share Exchange Agreement required the Funding Group to contribute additional funds to Motioncast. The Share Exchange Agreement provided that all of the outstanding common shares of BrowseSafe Technology would be exchanged for an equal number of common shares of Motioncast. As a result of the share exchange, BrowseSafe Technology became a wholly owned subsidiary of Motioncast. Motioncast changed its name to BrowseSafe.com, Inc. and changed its trading symbol from MCTV to PGPG.

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

         For financial statement purposes, BrowseSafe Technology, Inc. was considered as the acquiring company, and the share exchange was treated as a "reverse acquisition". Pursuant to this accounting treatment, BrowseSafe Technology, Inc. is deemed to have issued stock for the acquisition of Motioncast. Prior to this transaction, Motioncast had 2,100,000 common shares outstanding and tangible net assets (cash) of $374,820. The accompanying consolidated statement of stockholders' equity reflects this transaction as if BrowseSafe Technology, Inc. issued 2,100,000 common shares to Motioncast.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

         The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. The Company experienced negative cash flow from operations aggregating approximately $1,555,000 for the six-month period ended June 30, 2000. As a result, the Company has had to rely principally on private equity funding to continue its activities.

         On March 14, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for the sale of up to $30 million of common stock upon the exercise of certain put rights (the "Put Rights"). The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement, which expires after three years. Management intends to use these proceeds to fund its operations. The Company intends to file the Registration Statement on the appropriate form with the Security and Exchange Commission in the near future. Regardless of when the Registration Statement becomes effective and the Company becomes entitled to exercise its Put Rights, the Company will need additional cash to continue to fund its operations. The Company currently is in discussions with several third parties with respect to obtaining equity or debt financing. The Company will not be able to continue operations without obtaining such interim financing.

NOTE 4 - ROYALTY AGREEMENT

         The Company's PlanetGood product was developed with a third party, and the Company purchased software and technology from the third party on a royalty basis. The purchase agreement requires the Company to remit 2.5% of gross revenues received from Internet service providers ("ISP's"). Royalty payments continue for a two-year period commencing when the Company has 15,000 active ISP customers; notwithstanding the above, royalty payments will not exceed in the aggregate $200,000. As of June 30, 2000, the Company had not incurred any royalty expenses relating to this contract.

NOTE 5 - LEGAL PROCEEDINGS

         On or about April 14, 2000, the Funding Group (see Note 2) filed a lawsuit against the Company, our President and Chief Executive Officer and our Chief Financial Officer in the Federal District Court for the State of Nevada alleging, among other things, that the investor group is entitled to general damages in a sum in excess of $10,000,000, punitive damages in a sum in excess of $10,000,000 and title to 2,738,000 shares of common stock of the Company. The lawsuit also alleges certain inaccuracies in the Company's SEC filings. The Company believes it has meritorious defenses and is vigorously defending the lawsuit.

NOTE 6 - CONSULTING CONTRACT TERMINATION

         On October 11, 1999, the Company agreed to pay a former consultant $200,000 to settle a dispute. To secure the payment of this amount, the Company issued and placed in escrow 500,000 shares of its common stock. Because the $200,000 payment was not remitted within 120 days, the stock was delivered to the consultant in February 2000 in lieu of the payment.

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

         The Company also agreed to pay a consultant a 4% fee for this transaction. The consultant was issued 360,000 shares of the Company's common stock for this transaction and will be paid up to $30,000 in cash. The cash will be paid as the Put Rights are exercisable. The Company will record as a reduction of the equity proceeds, the cash paid and the value of the stock based on the quoted market value.

        Based on current volume levels of trading in the Company's common stock, the Company will not be able to raise a sufficient amount pursuant to the Investment Agreement on a continual basis to support current operations. The Company is currently negotiating with third parties to raise additional equity or debt financing to sustain ongoing operations.

NOTE 9 - OTHER

         In February 2000, the Company entered into an agreement with GenesisTank.com, formerly known as California Applied Research, Inc., under which Genesis Tank agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per share payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000, and $1,500,000 on or before March 31, 2000. All amounts have been paid to the Company.

         In addition, the Company issued a five-year warrant to an individual for his services in arranging this financing. The warrant provides for the purchase of up to 550,000 shares of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months).

         In January 2000, the Company entered into a consulting agreement whereby the consultant will receive a fee for financing secured by the consultant. The fee is 4% of the transaction, payable 3% in shares of the Company's common stock (based on a market price of $2.50) and 1% in cash. In connection with the GenesisTank financing, the Company issued 36,000 shares to this consultant and remitted $30,000. The Company estimated the value of the stock to be approximately $160,000.

        In March, 2000, the Company entered into an amended and restated consulting agreement for business advisory services with an individual in exchange for 50,000 shares of the Company's common stock. The consultant was fully vested in the stock as of the date of the contract. At June 30, 2000, $225,000 is included in legal and professional fees representing the value of the stock based on the quoted market price on the date the stock was earned.

        In March, 2000, the Company also agreed to a contract with an organization and its principal owner to provide financing, advisory and consulting services. The Company agreed to issue up to 450,000 shares of its common stock if the quoted market price met certain levels at March 31, 2000. The performance measurements pursuant to this contract were achieved, and the stock was issued. At June 30, 2000, $2,025,000 is included in legal and professional fees, representing the value of the stock based on the quoted market price on the date the stock was earned.

        In March, 2000, the Company entered into a contract with a consultant for advisory services. The contract requires a monthly fee of $10,000, issuance of 275,000 shares of the Company's common stock and a warrant to purchase 300,000 shares of the Company's common stock at prices ranging from $5 to $15 per share. The consultant is fully vested in the stock. The Company has valued the stock at $1,135,000 based on its quoted market price on the contract date and has valued the warrants at $935,000 using the Black-Scholes method. The amounts will be expensed over the term of the agreement. At June 30, 2000, $1,035,000 is included in prepaid consulting fees.

         In May 2000, the Company entered into a six-month agreement with a consultant to develop, implement and maintain an on-going market awareness program. The Company issued 200,000 shares of the Company's common stock as compensation for this agreement. The consultant is fully vested in the stock as of the contract date. The Company has valued the stock at $375,000 based on its quoted market price on the contract date. At June 30, 2000, $312,500 is included in prepaid consulting fees.

         In May 2000, the Company entered into a business development agreement with two individuals to provide business contacts and business structure consulting. The Company issued 100,000 shares of the Company's common stock as compensation for this agreement. The consultants are fully vested in the stock as of the contract date. The Company valued the stock at $187,500 based on its quoted market price on the contract date. At June 30, 2000, $160,714 is included in prepaid consulting fees.

         In June 2000, the Company entered into a six-month agreement with a consulting firm to provide corporate and investor relation services. The agreement required the Company to issue 56,000 shares of its common stock as compensation. The consulting firm is fully vested in the stock as of the contract date. The Company valued the stock at $95,000 based on the value of services stated in the agreement. At June 30, 2000, the Company had issued 35,000 shares to the consulting firm. The remaining shares were issued to the consulting firm in July of 2000. At June 30, 2000, $79,167 is included in prepaid consulting fees.

        In June 2000, the Company issued a warrant to a European market awareness firm. The warrant provides for the purchase of up to 2,500,000 shares of the Company's common shares for $2 per share on or before October 1, 2000.

         In July 2000, the Company issued a warrant to purchase 150,000 common shares to a company affiliated with Swartz Private Equity, LLC for arranging the financing with the European market awareness firm. The exercise price for the warrant is $2.00 per share, subject to revision every six months, and the term of the warrant is for a period of five years.

NOTE 10 - PREPAID CONSULTING EXPENSES

         As described in Note 9, the Company has entered into consulting and advisory contracts with various third party consultants. The $1,670,975 of prepaid consulting expenses at June 30, 2000, represents the value of stock exchanged for these services. The consulting contracts expire at various times through December 31, 2000. The consulting fees are being expensed over the terms of the agreements.

Forward Looking Statement

        This Report on Form 10-QSB includes "forward looking" statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that we can review sites accurately and on a timely basis due to the explosive growth of the Internet, significant competition, the uncertainty of protecting our intellectual property, uncertainty as to indemnification risks, possible adverse effects of those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         PlanetGood Technologies, Inc. (the "Company" or "we") is a development stage company, has yet to generate any meaningful revenues and is seeking additional capital through an investment capital company and other sources.

         We incurred a net loss of $6,595,976 from February 10, 1998 (date of inception) through June 30, 2000 due to expenses related to the formation and operation of the Company, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, product development and development of our Web site.

Comparison of June 30 fiscal periods

         Total expenses increased from $174,193 and 309,958 for the three months and six months ended June 30, 1999 to $2,075,810 and $4,841,436 for the same period in 2000. The increase in expenses relates to increased payroll, financing activities and professional fees in 2000, including $3,483,869 of noncash consulting services exchanged for stock and warrants. We expect general and administrative expenses to increase in the future as we complete development of our products, prepare for market launch and begin to support our products. We will also begin to incur additional sales and marketing expenses.

         Research and development costs increased from $0 for the three months and six months ended June 30, 1999 to $62,373 and $105,150 for the three months and the six months ended June 30, 2000. The increase was primarily related to the increase in the number of site reviewers and programmers we utilize. We expect R&D spending to continue to increase as we review new sites, make modifications to our product and develop new products.

         Interest expense of $2,117 and $11,952 for the three months and the six months ended June 30, 2000 increased over interest expense of $4,302 and $7,597 for the three months and the six months ended June 30, 1999. The increase in the six-month period was caused by a capital lease entered into in late 1999 and increased activity on bank debt, which was repaid in February 2000. The decrease in the three-month period was caused by the repayment of bank debt in February 2000.

         For the three-month period ended June 30, 2000, we had a loss of $2,074,625 as compared to a loss of $174,193 for the same period in 1999. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll-related costs) and non-cash consulting expenses of $1,171,369.

         For the six-month period ended June 30, 2000, we had a loss of $4,840,251 as compared to a loss of $309,958 for the same period in 1999. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll related costs), interest expense and non-cash consulting expenses of $3,483,869.

         As of June 30, 2000, we had obtained equity and debt financing of approximately $4,298,000 since our inception, and we had invested approximately $419,000 in equipment (including equipment subject to a capitalized lease of $74,000). We have also invested approximately $141,000 in capitalized Web site development costs and approximately $79,000 in capitalized product development costs.

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

Investor Relations Team

         During the second quarter we entered into contracts with a team of Investor Relations Specialists for a market awareness program for the Company and the PlanetGood product. The agreements were with Corporate Identities Inc., who received 56,000 shares valued at $95,000, and Tradeway Consulting Inc.,who received 200,000 shares valued at $375,000. Corporate Identities was also paid $40,000 in cash to produce a financial website which can be accessed at www.planetgoodinfo.com, and for an ad campaign which is intended for the branding of the PlanetGood product.

Corporate Development

         During the second quarter we entered into an agreement with John Thompson and Karl Flowers of Thompson, Flowers and Associates, pursuant to which they each received 50,000 shares valued at a total of $187,500. Pursuant to the agreement, they are responsible for finding and cultivating those companies who have products and services that have synergy with the PlanetGood product and the Company.

Private Label ISP

         As of June 30, 2000, programming was being completed for dial up access for some of the companies that the Company currently has under signed contracts. We began signing up customers in July. A press release was issued on August 1, 2000, announcing the kickoff for the CyberCross.net, advertising and promotional campaign. In addition to CyberCross, the Gospel Music Television Network is currently shipping CD's and will be starting a 3-year $30 Million advertising campaign aimed at its subscribers and other cable television viewers. Other
ISP's expected to begin signing up customers in August are Praisenet, JustBrowseIt, Native Nation and City Source. AchievementYou.com is expected to go on-line in September 2000.

Additional Capital Requirements

         We believe our current cash reserves (which came from the GenesisTank financing) will be sufficient to fund operations at our current and expected levels only through the end of September, 2000. We will need to obtain additional short term financing prior to our ability to obtain funds under the Investment Agreement with Swartz. However, we have no written commitment for additional financing with any party, and there is no assurance that we can obtain additional financing in amounts and on terms that are satisfactory to us. If we are not able to obtain additional financing in the near future, we will have to curtail sharply our operations and, ultimately cease all activities.

         Based on our history of operating expenditures and our current plans, we anticipate our cash requirements for the next 12 months will need to come primarily from (i) interim equity or debt financing and (ii) the proceeds of the Investment Agreement with Swartz. As previously mentioned, our ability to obtain funds under the Investment Agreement is subject to certain conditions, including the volume of trading in our common shares. Based on the current volume of trading in our common shares, we will not be able to utilize the Investment Agreement with Swartz to obtain sufficient funds to continue operations on an ongoing basis.

         We anticipate that our future cash requirements may be partially fulfilled by sales of our products and services and/or debt or equity financing. However, we only recently began actively marketing our products and services and, to date, have received very limited revenues from such marketing efforts. There can be no assurance that any future funds will be generated from operations or from other potential sources.

The Independent Auditors' Report dated March 10, 2000, and prepared by Katz Sapper & Miller, LLP, contains an explanatory paragraph regarding our ability to continue as a going concern. If the proceeds from the GenesisTank financing, together with any interim equity or debt financing that we are currently seeking, are not sufficient to fund our working capital needs through the date that cash proceeds become available under the Swartz Investment Agreement, there is substantial doubt about our ability to continue as a going concern.

Employees

         Over the next 12 months, we expect to add more full time employees to support technology, sales and service and marketing. We also plan to hire mangers in several key areas of the organization. In addition, a substantial number of part-time employees will be hired to support the Web content review process.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is currently in litigation, a description of which was provided under Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2000.

Item 2.           Change in Securities.

         (c)      Sales of Unregistered Securities.

         During the quarter ended June 30, 2000, the Company made the following sales of securities in reliance upon exemptions from registration under the Securities Act of 1933 (the "Securities Act"). All sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act.

         Corporate Identities, Inc.

         On June 1, 2000, the Company entered into a Website Development and Corporate Awareness Services Agreement with Corporate Identities, Inc., whereby we agreed to pay $40,000 in cash and agreed to issue them 35,000 of our common shares in exchange for services they agreed to provide to us in connection with designing and implementing a corporate due diligence Website and related marketing services. On or about July 10, 2000, the Company issued an additional 21,000 shares to Corporate Identities for services provided and to be provided under the agreement. This agreement has a six-month term.

         Tradeway Consulting, Inc.

         On  May  23,  2000,   we  entered  into  an  Agreement   for  Financial
Communication Services with Tradeway Consulting, Inc. whereby that company agreed to provide us with a market awareness program and related services for a period of six months in exchange for 200,000 of our common shares.

         Karl Flowers and John Thompson

         On May 23, 2000, we entered into a Financial Services Agreement with Karl Flowers and John Thompson whereby they agreed to provide us with various consulting and financial advisory services until December 31, 2000, in exchange for 50,000 common shares each.




         Global Marketing, G.M., L.T.D.A.

         In June 2000, the Company issued a warrant to purchase 2,500,000 common shares to Global Marketing, G.M., L.T.D.A. at $2.00 per share in exchange for certain product marketing services to be provided by that company outside of the United States. The warrant is exercisable in whole or in part until October 1, 2000.

         Dunwoody Brokerage Services, Inc.

         Pursuant to an Investment Banking Services Agreement between Dunwoody Brokerage Services, Inc. d/b/a Swartz Institution Finance and the Company dated February 29, 2000, the Company issued a warrant to purchase 150,000 common shares to Dunwoody Brokerage Services, Inc.. The warrants may be exercised at $2.00 per share, and the term of the warrant is for a period of five years. Pursuant to the Investment Banking Services Agreement, this warrant was issued to Dunwoody Brokerage Services, Inc. as a finder in connection with the Global Marketing transaction described above.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 (a) A Special Meeting of the Company's shareholders was held on June 30, 2000.

                 (b)      The following matters were voted upon at the Special
                          Meeting:

                                                                             Against
                                                                                or                        Broker
                                 Description                       For       Withheld      Abstain       Non-Votes
                                 -----------                       ---       --------      -------       ---------
                 (1) Amendment to Articles of Incorporation
                     to increase the authorized capital stock
                     from 25 million to 85 million shares of
                     common stock and to authorize 15 million
                     shares of preferred stock                  17,649,869     2,800           0              0

                 (2) Amendment to Articles of Incorporation
                     to change name from BrowseSafe.com, Inc.
                     to PlanetGood Technologies, Inc.           17,652,669       0             0              0

                 (3) Adoption of Stock Option Plan              17,643,769       600        8,300             0

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                          3.1      Amendment to Articles of Incorporation
                          10.1 Business Development Agreement with Karl Flowers and John Thompson dated May 23, 2000
                          10.2 Agreement for Financial Communication Services with Tradeway Consulting, Inc.
                                   dated May 23, 2000
                          10.3 Web Site Development and Corporate Awareness Services Agreement with Corporate Identities, Inc.dated June 1, 2000
                          27.1     Financial Data Schedule (June 30, 1999)
                          27.2     Financial Data Schedule (June 30, 2000)

                  (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PLANETGOOD TECHNOLOGIES, INC.

Date:  August 11, 2000             By /s/ Mark W. Smith
                                      -----------------------
                                      Mark W. Smith,
                                      Chief Executive Officer

Date:  August 11, 2000             By /s/ Gregory P. Urbanski
                                      ------------------------------
                                      Gregory P. Urbanski,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)