Form 10QSB
period 2000-09-30
PLANETGOOD TECHNOLOGIES INC
filed 2000-11-14
CIK 1088464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT

       For the transition period from ________________ to ________________

                        Commission file number 000-28279

              PLANETGOOD TECHNOLOGIES, INC. (d/b/a BrowseSafe.com)
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        35-2090110
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

Outstanding as of November 6, 2000: 24,193,826 shares of common stock, $0.001 par value per share; no shares of preferred stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

Item 1.           Financial Statements.

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      (Unaudited)
                                                                     September 30,    December 31,
                                                                         2000             1999
CURRENT ASSETS
     Cash                                                             $    62,825     $     6,475
     Prepaid consulting expense                                           888,636         177,344
     Prepaid promotional supplies                                         321,429
     Prepaid expenses and other                                           106,908          54,950
                                                                      -----------     -----------
         Total Current Assets                                           1,379,798         238,769
                                                                      -----------     -----------

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of
 accumulated depreciation and amortization of $72,027
 at September 30, 2000 and $11,395 at December 31, 1999                   398,442          93,281
                                                                      -----------     -----------

OTHER ASSETS
     Web design and computer software costs, net of accumulated amortization of $94,741 at September 30, 2000 and
      $50,430 at December 31, 1999                                         67,344          50,430
     Product development costs                                             97,316          78,950
     Deposits                                                              31,622          24,034
                                                                      -----------     -----------
         Total Other Assets                                               196,282         153,414
                                                                      -----------     -----------

         TOTAL ASSETS                                                 $ 1,974,522     $   485,464
                                                                      ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank line of credit                                                              $   198,944
     Accounts payable                                                 $   572,660         348,442
     Accrued payroll and related expenses                                 130,679         127,875
     Payable to related party                                             105,847
     Accrued stock issuance                                               337,500
     Deferred revenue                                                       5,720
     Current maturities of long-term debt                                  54,208          34,314
     Note payable                                                             -           176,389
                                                                      -----------     -----------
         Total Current Liabilities                                        763,267       1,329,311

LONG-TERM DEBT                                                             58,165          29,310

CONTINGENCIES                                                                 -               -
                                                                      -----------     -----------

         Total Liabilities                                                821,432       1,358,621
                                                                      -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value; 85,000,000 shares
      authorized at September 30, 2000 and 25,000,000 shares
      authorized at December 31, 1999, 24,193,826 shares
      issued and outstanding at September 30, 2000 and
      19,075,346 shares issued and 17,575,346 shares
      outstanding at December 31, 1999                                     24,194          17,575
     Additional paid-in capital                                         8,888,671         793,899
     Warrants outstanding                                               1,458,281          71,094
     Deficit accumulated during development stage                      (9,218,056)     (1,755,725)
                                                                      -----------     -----------
         Total Stockholders' Equity (Deficit)                           1,153,090        (873,157)
                                                                      -----------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 1,974,522     $   485,464
                                                                      ===========     ===========

Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                      Period from
                                                                                                                      February 10,
                                                                                                                          1998
                                                                                                                      (Inception)
                                                      Three Months Ended                  Nine Months Ended                to
                                                          September 30,                      September 30,            September 30,
                                                     2000              1999              2000             1999            2000
REVENUES                                         $     46,447      $        -       $     48,225      $        -      $     48,225


MARKETING, GENERAL AND ADMINISTRATIVE
     Product development and Internet expenses         10,919             5,150           13,131             6,595         132,543
     Marketing and advertising                        255,701            16,765          265,969            23,168         569,777
     Payroll expenses                                 547,119            47,176        1,130,636           215,015       1,628,718
     Legal and professional                           141,552            17,859          636,894            47,171         835,245
     Non-cash consulting services-Note 10           1,493,189         4,977,058        5,008,308
     Hardware lease expense                            26,567            24,216           60,555            80,861         137,438
     Contract termination                                               200,000                            200,000         200,000
     Depreciation and amortization                     52,087            15,025          104,943            43,313         166,770
     Interest expense                                   3,936             1,832           15,888             9,429         109,128
     Commissions                                       14,961                             14,961                            14,961
     Software and fulfillment expenses                 17,284                             17,877                            17,877
     Other general and administrative expenses        105,212            64,215          272,644            76,644         445,516
                                                 ------------      ------------     ------------      ------------    ------------
         Total General and Administrative           2,668,527           392,238        7,510,556           702,196       9,266,281
                                                 ------------      ------------     ------------      ------------    ------------

Net Loss before Income Taxes                       (2,622,080)         (392,238)      (7,462,331)         (702,196)     (9,218,056)

INCOME TAXES                                              -                 -                -                 -               -
                                                 ------------      ------------     ------------      ------------    ------------

NET LOSS                                         $ (2,622,080)     $   (392,238)    $ (7,462,331)     $   (702,196)   $ (9,218,056)
                                                 ============      ============     ============      ============    ============

NET LOSS PER COMMON SHARE                        $     0.1107      $     0.0245     $     0.3283      $     0.0528    $     0.5931
                                                 ============      ============     ============      ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       23,678,217        16,038,000       22,729,002        13,289,097      15,543,321
                                                 ============      ============     ============      ============    ============


Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) Period from February 10, 1998 (date of inception) to September 30, 2000

                                                                                   Additional
                                                             Members'    Common      Paid-in     Warrants   Accumulated
                                                             Deficit     Stock       Capital    Outstanding   Deficit      Total
Capital contributions from members of BrowseSafe LLC at
 inception on February 10, 1998                             $  190,000                                                  $  190,000

Net loss                                                      (541,420)                                                   (541,420)

Reclassification of members' deficit to reflect contribution of BrowseSafe LLC assets and liabilities to BrowseSafe
 Technology, Inc. in exchange for 11,200,000 shares of
 BrowseSafe Technology, Inc. common stock                      351,420  $   11,200  $  178,800              $ (541,420)        -
                                                            ----------  ----------  ----------              ----------  ----------

BALANCE AT DECEMBER 31, 1998                                       -        11,200     178,800                (541,420)   (351,420)

Issuance of 2,738,000 shares of common stock                                 2,738      24,645                  27,383

Issuance of 2,100,000 shares of common stock in connection
 with Motioncast transaction                                                 2,100     372,720                 374,820

500,000 shares issued and held in escrow as collateral for
 liability                                                                                                                     -

1,000,000 shares issued and held in escrow pursuant to                                                                         -
 consulting agreement

Issuance of warrants to purchase 350,000 shares of common
 stock for services                                                                             $   71,094                  71,094

Interest expense attributable to the beneficial conversion
 feature of debentures                                                                  66,667                              66,667

Conversion of debentures to 1,537,000 shares of common stock                 1,537     151,067                             152,604

Net loss                                                           -           -           -           -    (1,214,305) (1,214,305)
                                                            ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT DECEMBER 31, 1999                                       -        17,575     793,899      71,094  (1,755,725)   (873,157)

                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) Period from February 10, 1998 (date of inception) to September 30, 2000

                                                                                   Additional
                                                             Members'    Common      Paid-in     Warrants   Accumulated
                                                             Deficit     Stock       Capital    Outstanding   Deficit      Total
Issuance of 128,571 shares of common stock                                     129      44,871                              45,000

Issuance of 6,036,000 shares of common stock and warrants to
 purchase 550,000 shares of common stock                                     6,036   2,556,996     256,968               2,820,000

Issuance of 975,000 shares of common stock and warrants to
 purchase 300,000 shares of common stock for services                          975   3,521,525     935,000               4,457,500

Issuance of 500,000 shares of common stock for repayment of
 contract termination liability                                                500     199,500                             200,000

Issuance of 250,000 shares of common stock upon exercise of
 warrants                                                                      250     205,531     (50,781)                155,000

Issuance of 360,000 shares of common stock and warrants to
 purchase 570,000 shares of common stock related to Swartz
 financing transaction                                                         360    (266,673)    266,313                      -

Net loss for the quarter ended March 31, 2000                      -           -           -           -    (2,765,626) (2,765,626)
                                                            ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT MARCH 31, 2000 (UNAUDITED)                              -        25,825   7,055,649   1,478,594  (4,521,351)  4,038,717

Issuance of 335,909 shares of common stock for services                        336     624,267                             624,603

Issuance of 100,000 shares of common stock upon exercise of
 warrants                                                                      100     160,213     (20,313)                140,000

Cancellation of 2,738,000 shares of common stock                            (2,738)      2,738                                 -

Net loss for the quarter ended June 30, 2000                       -           -           -           -    (2,074,625) (2,074,625)
                                                            ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT JUNE 30, 2000 (UNAUDITED)                               -        23,523   7,842,867   1,458,281  (6,595,976)  2,728,695

Issuance of 300,000 shares of common stock                                     300     299,700                             300,000

Issuance of 371,000 shares of common stock for services                        371     746,104                             746,475

Net loss for the quarter ended September 30, 2000                  -           -           -           -    (2,622,080) (2,622,080)
                                                            ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT SEPTEMBER 30, 2000 (UNAUDITED)                   $      -    $   24,194  $8,888,671  $1,458,281 $(9,218,056) $1,153,090
                                                            ==========  ==========  ==========  ========== ===========  ==========

Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Period from
                                                                                                  February 10,
                                                                                                      1998
                                                                                                  (Inception)
                                                                         Nine Months                  to
                                                                     Ended September 30,          September 30,
                                                                    2000             1999             2000
OPERATING ACTIVITIES
     Net loss                                                   $(7,462,331)     $  (702,196)     $(9,218,056)
     Adjustments to reconcile net loss to net cash
      (used) by operating activities:
        Depreciation and amortization                               104,943           43,313          166,769
        Noncash consulting services                               4,977,058                         5,011,036
        Noncash settlement                                                                            200,000
        Interest expense attributable to beneficial
         conversion feature of debentures                                                              66,667
        (Increase) decrease in certain current assets:
            Inventories                                                                6,889
            Prepaid promotional supplies                           (321,429)                         (321,429)
            Prepaid expenses and other                              (51,958)            (194)        (106,908)
        Increase (decrease) in certain current liabilities:
            Accounts payable                                        226,946          (52,054)         572,660
            Accrued payroll and related expenses                      2,804              -            130,679
            Payable to related party                               (105,847)             -
            Contract termination payable                                             200,000
            Deferred revenue                                          5,720              -             30,819
                                                                -----------      -----------      -----------
               Net Cash (Used) by Operating Activities           (2,624,094)        (504,242)      (3,467,763)
                                                                -----------      -----------      -----------

INVESTING ACTIVITIES
     Cash purchases of office equipment and leasehold
      improvements                                                 (365,793)          (6,510)        (396,325)
     Increase in deposits                                            (7,588)                          (31,622)
     Cash paid for software developed for internal use              (61,225)                         (162,085)
     Cash paid for product development costs                        (18,366)         (51,516)         (97,316)
                                                                -----------      -----------      -----------
               Net Cash (Used) by Investing Activities             (452,972)         (58,026)        (687,348)
                                                                -----------      -----------      -----------

FINANCING ACTIVITIES
     Proceeds from notes payable                                     74,000          108,500          268,389
     Repayments of notes payable                                   (176,389)         (10,000)        (194,389)
     Payments on capital lease                                      (25,251)                          (35,772)
     Borrowings on line of credit                                                     95,542          198,944
     Payments on line of credit                                    (198,944)          (1,608)        (198,944)
     Proceeds from debentures                                                                         152,604
     Proceeds from issuance of common stock                       3,460,000          397,203        3,862,203
     Contributed capital                                                -                -            190,000
                                                                -----------      -----------      -----------
               Net Cash Provided by Financing Activities          3,133,416          589,637        4,243,035
                                                                -----------      -----------      -----------

NET INCREASE IN CASH                                                 56,350           27,369           87,924

CASH
     Beginning of Period                                              6,475              418              -
                                                                -----------      -----------      -----------

     End of Period                                              $    62,825      $    27,787      $    87,924
                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                     $    15,545      $     1,297      $    40,387
     Noncash investing and financing activities:
        Assets acquired through capital lease                                                          74,145
        Conversion of debentures to common stock                                                      152,604
        Stock issued in repayment of accounts payable                 2,728
        Stock and warrants issued for consulting
         services                                                   711,292                           888,636
        Issuance of stock accrued                                   337,500

Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the management of PlanetGood Technologies, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of PlanetGood Technologies, Inc. and its wholly owned subsidiary, BrowseSafe Technology, Inc., as of September 30, 2000, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999, and for the period from February 10, 1998 (date of inception) to September 30, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim unaudited consolidated financial statements should be read in conjunction with PlanetGood Technologies, Inc.'s annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, as well as the accounts of the Company's predecessor, BrowseSafe LLC, which was organized on February 10, 1998. All intercompany balances and transactions have been eliminated from the unaudited consolidated financial statements.

         Effective July 20, 2000, the Company's name was changed from BrowseSafe.com, Inc. to PlanetGood Technologies, Inc. and the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 85,000,000 and to authorize 15,000,000 shares of preferred stock.

Revenue recognition:
        Revenue is recognized when earned. Revenue attributable to undelivered elements, including software updates and technical support is based on the fair value of those services and is recognized ratably on a straight-line basis over the applicable term of the agreement.


NOTE 2 - REORGANIZATION AND SHARE EXCHANGE

         In July 1998, BrowseSafe Technology, Inc., the current operating subsidiary of the Company, was incorporated as a Nevada corporation as part of a plan to enter into a two-step transaction (1. an Asset and Liability Contribution Agreement and 2. a Share Exchange Agreement) with a group of related companies (collectively the "Funding Group"). The two-step transaction contemplated that BrowseSafe, LLC and the Funding Group would, among other things, contribute certain monies, assets and liabilities to BrowseSafe Technology in exchange for its common shares, and thereafter, BrowseSafe, LLC and the Funding Group would exchange their BrowseSafe Technology shares for common shares of Motioncast. This transaction was entered into during May and June of 1999.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

         The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. The Company experienced negative cash flow from operations aggregating approximately $2,624,000 for the nine-month period ended September 30, 2000. As a result, the Company has had to rely principally on private equity funding to continue its activities.

         On March 14, 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for the sale of up to $30 million of common stock upon the exercise of certain put rights (the "Put Rights"). The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement, which expires after three years. The Company intends to file the Registration Statement on the appropriate form with the Security and Exchange Commission. Regardless of when the Registration Statement becomes effective and the Company becomes entitled to exercise its Put Rights, the Company will need additional cash to continue to fund its operations. The Company currently is in discussions with several third parties with respect to obtaining equity or debt financing. The Company will not be able to continue operations without obtaining such interim financing.


NOTE 4 - LEGAL PROCEEDINGS

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


NOTE 5 - INVESTMENT AGREEMENT

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

         The Company also agreed to pay a finders fee of 4% fee for this transaction. The finder was issued 360,000 shares of the Company's common stock for this transaction and may be paid up to $30,000 in cash. The cash will be paid, as the Put Rights are exercisable. The Company will record as a reduction of the equity proceeds, the cash paid and the value of the stock based on the quoted market value.


NOTE 6 - OTHER

         In February 2000, the Company entered into an agreement with GenesisTank.com, formerly known as California Applied Research, Inc., under which GenesisTank agreed to buy 6,000,000 shares of the Company's common stock. The purchase price of the stock was $.50 per share payable $500,000 upon execution of the agreement, $1,000,000 on or before February 29, 2000, and $1,500,000 on or before March 31, 2000. All amounts have been paid to the Company. In connection with the GenesisTank financing, the Company issued a finders fee of 36,000 shares of the Company's common stock and $30,000. The Company estimated the value of the stock to be approximately $160,000.

         In addition, the Company issued a five-year warrant to an individual for his services in arranging this financing. The warrant provides for the purchase of up to 550,000 shares of the Company's common stock at the lower of $.50 per share or the lowest reset price (the terms of the warrant provide that the purchase price will be reset every six months).

        In March 2000, the Company entered into an amended and restated investor relations agreement for business advisory services with an individual in exchange for 50,000 shares of the Company's common stock. The individual was fully vested in the stock as of the date of the contract. At September 30, 2000, $225,000 is included in non-cash services representing the value of the stock based on the quoted market price on the date the stock was earned.

        In March 2000, the Company also agreed to a contract with an organization and its principal owner to provide financing and advisory services. The Company agreed to issue up to 450,000 shares of its common stock if the quoted market price met certain levels at March 31, 2000. The performance measurements pursuant to this contract were achieved, and the stock was issued. At September 30, 2000, $2,025,000 is included in non-cash consulting services, representing the value of the stock based on the quoted market price on the date the stock was earned.

        In March 2000, the Company entered into a contract with an organization for advisory services. The contract requires a monthly fee of $10,000, issuance of 275,000 shares of the Company's common stock and a warrant to purchase 300,000 shares of the Company's common stock at prices ranging from $5 to $15 per share. The organization is fully vested in the stock. The Company has valued the stock at $1,135,000 based on its quoted market price on the contract date and has valued the warrants at $935,000 using the Black-Scholes method. The amounts will be expensed over the term of the agreement, which has now been concluded as of September 30, 2000, the agreement has been completed and fully expensed.

         In May 2000, the Company entered into a six-month agreement with an organization to develop, implement and maintain an on-going market awareness program. The Company issued 200,000 shares of the Company's common stock as compensation for this agreement. The organization is fully vested in the stock as of the contract date. The Company has valued the stock at $375,000 based on its quoted market price on the contract date. At September 30, 2000, $125,000 is included in prepaid consulting fees.

         In May 2000, the Company entered into a business development agreement with two individuals to provide business contacts and business structure consulting. The Company issued 100,000 shares of the Company's common stock as compensation for this agreement. The individuals are fully vested in the stock as of the contract date. The Company valued the stock at $187,500 based on its quoted market price on the contract date. At September 30, 2000, $80,357 is included in prepaid consulting fees.

         In June 2000, the Company entered into a six-month agreement with a firm to provide marketing programs, custom database management, e-marketing and a corporate due diligence site. The agreement required the Company to issue 56,000 shares of its common stock as compensation. The firm is fully vested in the stock as of the contract date. The Company valued the stock at $95,000 based on the value of services stated in the agreement. At June 30, 2000, the Company had issued 35,000 shares to the consulting firm. The remaining shares were issued to the firm in July of 2000. At September 30, 2000, $31,667 is included in prepaid consulting fees.

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

         In September 2000, the Company entered into an agreement with an individual to provide strategic business planning services. The Company issued 350,000 shares of the Company's common stock as compensation for this agreement. The consultant is fully vested in the stock as of the contract date. The Company valued the stock at $710,850 based on the value of services stated in the agreement. At September 30, 2000, $651,513 is included in prepaid consulting fees.

         In October 2000, the Company entered into a one-year agreement with a firm to provide investor relations services. The Company is required to issue 50,000 shares of the Company's common stock as compensation. The consultant is fully vested in 20,000 shares as of the contract date and becomes fully vested in the remaining shares 120 days after the contract date. The Company is also required to issue a warrant to the consultant to purchase 150,000 shares of the Company's common stock. The consultant is fully vested in 50,000 shares of the warrant at the contract date and becomes vested in the other portions of the warrant based on the market performance of the Company's stock.

         In September 2000, the Company entered into a four-year term note with a bank. The note, due October 2004, requires monthly payments of $1,877, including interest computed at 10.0%. The note is secured by assets of the Company.

NOTE 7 - PREPAID CONSULTING EXPENSES

         As described in Note 6, the Company has entered into consulting and advisory contracts with various third party firms and consultants. The $888,636 of prepaid consulting expenses at September 30, 2000, represents the value of stock exchanged for these services. The contracts expire at various times through September 2001. These fees are being expensed over the terms of the agreements.

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


Item 2.           Management's Discussion and Analysis or Plan of Operation

         PlanetGood Technologies, Inc. (the "Company" or "we") is a development stage company that has begun to generate revenues. Our current cash reserves will be sufficient to fund operations at our current levels through November 2000 and we are currently seeking additional capital through an investment capital company and other sources.

         We incurred a net loss of $9,218,056 from February 10, 1998 (date of inception) through September 30, 2000 due to expenses related to the formation and operation of the Company, continuing costs of raising capital, normal expenses of operating over an extended period of time, funds applied to research and development, product development and development of our Web site.

         In September 2000, PlanetGood entered into a stock sale transaction with Doral Euroinvest, a Panamanian Corporation, which provided for an investment of 300,000 shares of the Company's common stock at the price of $1.00 per share. The proceeds from the sale of stock went towards marketing agreement and operations.

         After numerous delays from outside suppliers, during the third quarter the Company was able to begin realizing revenues from the sales of its product.

Comparison of September 30 fiscal periods

         In the third quarter of 2000, the Company collected revenues of $46,000. These revenues are the first quarterly revenues that the company has been able to realize. We expect revenues to increase in the future as we continue the initial stages of product rollout.

         Total expenses increased from $392,238 and $702,196 for the three months and nine months ended September 30, 1999 to $2,668,527 and $7,510,556 for the same period in 2000. The increase in expenses relates to increased payroll, financing activities and professional fees in 2000, including $4,977,058 of noncash consulting services exchanged for stock and warrants. We expect general and administrative expenses to increase in the future as we complete development of our products, prepare for market launch and begin to support our products. We will also begin to incur additional sales and marketing expenses.

         Research and development costs increased from $35,188 for the three months and nine months ended September 30, 1999 to $161,603 and $266,753 for the three months and the nine months ended September 30, 2000. The increase was primarily related to the increase in the number of site reviewers and programmers we utilize to build the necessary infrastructure to support potential future growth. We expect R&D spending to remain steady, yet will scale up in proportion to new customers signing up for our product.

         Interest expense of $3,936 and $15,888 for the three months and the nine months ended September 30, 2000 increased over interest expense of $1,835 and $9,429 for the three months and the nine months ended September 30, 1999. The increase was caused by a capital lease entered into in late 1999, increased activity on bank debt, which was repaid in February 2000 and new term debt entered into in September 2000.

         For the three-month period ended September 30, 2000, we had a loss of $2,622,080 as compared to a loss of $392,238 for the same period in 1999. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll-related costs) and non-cash consulting expenses of $1,493,189.

         For the nine-month period ended September 30, 2000, we had a loss of $7,462,331 as compared to a loss of $702,196 for the same period in 1999. This increase was a result of higher general and administrative expenses (including an increase in payroll and payroll related costs), interest expense and non-cash consulting expenses of $4,977,058.

         As of September 30, 2000, we had obtained equity and debt financing of approximately $4,746,000 since our inception, and we had invested approximately $470,000 in equipment. We have also invested approximately $162,000 in capitalized software developed for internal use and approximately $97,000 in capitalized product development costs.

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

Investor Relations Team

        With our Investor Relations Specialists we will be forging strategic alliances with Brokers, Key Investors, Money Managers and Mutual Funds who command the attention of the financial industry and effect movement. We have enlisted the help of professional organizations that bring a history of trust, reliability and results, to enlighten the market and bring support.

Corporate Development

        The Company has enlisted the help of seasoned business professionals to assist with corporate development. These professionals are responsible for assisting the company in finding and cultivating those companies who have products and services that have synergy with the PlanetGood products and the Company.

         The Company is in the early stages of launching its marketing and business development plans that have been developed to have "PlanetGood Everywhere". This will be done through a very defined and cohesive 4 pronged approach. These distinct channels of distribution include VAR channels - which is made up of on-line marketing deals that will deliver PlanetGood to thousands of web sites for resale. The second channel is Private Label ISP using the Companies infrastructure agreements and PlanetGood - Several opportunities are just beginning to roll out. The third and fourth channels are OEM Distribution and Retail Outlets.

Additional Capital Requirements

         We believe our current cash reserves will be sufficient to fund operations at our current levels through November 2000. We will need to obtain additional short term financing prior to our ability to obtain funds under the Investment Agreement with Swartz. However, we have no written commitment for additional financing with any party, and there is no assurance that we can obtain additional financing in amounts and on terms that are satisfactory to us. If we are not able to obtain additional financing in the near future, we will have to curtail sharply our operations and, ultimately cease all activities.

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

         We anticipate that our future cash requirements may be partially fulfilled by sales of our products and services and/or debt or equity financing. However, we only recently began actively marketing our products and services and, to date, have received limited revenues from such marketing efforts. There can be no assurance that any future funds will be generated from operations or from other potential sources.

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

Employees

         Over the next 12 months, we expect to staff according to the needs of the business. In addition, a substantial number of part-time employees may be hired to support the Web content review process, which is scaled to customer growth.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is currently in litigation, a description of which was provided under Item 1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.

Item 2.           Change in Securities.

(c)      Sales of Unregistered Securities.

         The descriptions included in Note 6 of the Notes to Consolidated Financial Statements of sales made in July and September 2000 are incorporated herein by reference.

         During the quarter ended September 30, 2000, the Company made sales of securities in reliance upon exemptions from registration under the Securities Act of 1933 (the "Securities Act"). All sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                  10.1 Consulting Agreement, dated September 11, 2000, between
                       Jake Canceli and BrowseSafe.com, Inc. This document is incorporated by reference to Exhibit 10 to the Registrant's Registration Statement on Form S-8 (File No. 333-46596) filed on September 26, 2000.

                  27  Financial Data Schedule (September 30, 2000)

                  (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANETGOOD TECHNOLOGIES, INC.


Date:  November 14, 2000                By /s/ Mark W. Smith
                                          -------------------------------------
                                          Mark W. Smith,
                                          Chief Executive Officer



Date:  November 14, 2000                By /s/ Gregory P. Urbanski
                                          -------------------------------------
                                          Gregory P. Urbanski,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)