Form 10QSB/A
period 2000-09-30
PLANETGOOD TECHNOLOGIES INC
filed 2000-11-15
CIK 1088464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

Item 1.           Financial Statements.

(The Consolidated Statement of cash flows has been amended to correct the amount included for deferred revenue for the period From Inception to September 30, 2000.)

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
                                                            ==========  ==========  ==========  ========== ===========  ==========

Unaudited Interim Financial Statements

                  PLANETGOOD TECHNOLOGIES, INC. AND SUBSIDIARY
                             (d/b/a BrowseSafe.com)
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Period from
                                                                                                  February 10,
                                                                                                      1998
                                                                                                  (Inception)
                                                                         Nine Months                  to
                                                                     Ended September 30,          September 30,
                                                                    2000             1999             2000
OPERATING ACTIVITIES
     Net loss                                                   $(7,462,331)     $  (702,196)     $(9,218,056)
     Adjustments to reconcile net loss to net cash
      (used) by operating activities:
        Depreciation and amortization                               104,943           43,313          166,769
        Noncash consulting services                               4,977,058                         5,011,036
        Noncash settlement                                                                            200,000
        Interest expense attributable to beneficial
         conversion feature of debentures                                                              66,667
        (Increase) decrease in certain current assets:
            Inventories                                                                6,889
            Prepaid promotional supplies                           (321,429)                         (321,429)
            Prepaid expenses and other                              (51,958)            (194)        (106,908)
        Increase (decrease) in certain current liabilities:
            Accounts payable                                        226,946          (52,054)         572,660
            Accrued payroll and related expenses                      2,804              -            130,679
            Payable to related party                               (105,847)             -
            Contract termination payable                                             200,000
            Deferred revenue                                          5,720              -              5,720
                                                                -----------      -----------      -----------
               Net Cash (Used) by Operating Activities           (2,624,094)        (504,242)      (3,492,862)
                                                                -----------      -----------      -----------

INVESTING ACTIVITIES
     Cash purchases of office equipment and leasehold
      improvements                                                 (365,793)          (6,510)        (396,325)
     Increase in deposits                                            (7,588)                          (31,622)
     Cash paid for software developed for internal use              (61,225)                         (162,085)
     Cash paid for product development costs                        (18,366)         (51,516)         (97,316)
                                                                -----------      -----------      -----------
               Net Cash (Used) by Investing Activities             (452,972)         (58,026)        (687,348)
                                                                -----------      -----------      -----------

FINANCING ACTIVITIES
     Proceeds from notes payable                                     74,000          108,500          268,389
     Repayments of notes payable                                   (176,389)         (10,000)        (194,389)
     Payments on capital lease                                      (25,251)                          (35,772)
     Borrowings on line of credit                                                     95,542          198,944
     Payments on line of credit                                    (198,944)          (1,608)        (198,944)
     Proceeds from debentures                                                                         152,604
     Proceeds from issuance of common stock                       3,460,000          397,203        3,862,203
     Contributed capital                                                -                -            190,000
                                                                -----------      -----------      -----------
               Net Cash Provided by Financing Activities          3,133,416          589,637        4,243,035
                                                                -----------      -----------      -----------

NET INCREASE IN CASH                                                 56,350           27,369           62,825

CASH
     Beginning of Period                                              6,475              418              -
                                                                -----------      -----------      -----------

     End of Period                                              $    62,825      $    27,787      $    62,825
                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                     $    15,545      $     1,297      $    40,387
     Noncash investing and financing activities:
        Assets acquired through capital lease                                                          74,145
        Conversion of debentures to common stock                                                      152,604
        Stock issued in repayment of accounts payable                 2,728
        Stock and warrants issued for consulting
         services                                                   711,292                           888,636
        Issuance of stock accrued                                   337,500

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

                                        PLANETGOOD TECHNOLOGIES, INC.


Date:  November 15, 2000                By /s/ Mark W. Smith
                                          -------------------------------------
                                          Mark W. Smith,
                                          Chief Executive Officer



Date:  November 15, 2000                By /s/ Gregory P. Urbanski
                                          -------------------------------------
                                          Gregory P. Urbanski,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)